Form 10KSB
period 2004-12-31
China Unistone Acquisition CORP
filed 2005-03-31
CIK 1294248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________to ______________

                        Commission File Number 000-50980

                     CHINA UNISTONE ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                 Delaware                                   20-1098541
         (State of Incorporation)                      (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

      4 Columbus Circle, 5th Floor
           New York, New York                                  10019
(Address of principal executive offices)                     (zip code)

                                 (646) 442-6965
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
   Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                                     ---   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Issuer's revenues for the fiscal year ended December 31, 2004 were $0.

As of March 29, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $19,573,125.

As of March 30, 2005, there were 4,200,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                               ---   ----

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      China Unistone Acquisition Corporation is a blank check company formed on May 7, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People's Republic of China.

      On November 24, 2004, we closed our initial public offering of 3,450,000 units, including 450,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $20,700,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was deposited into a trust fund and the remaining proceeds of $678,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used approximately $132,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was approximately $17,622,000 held in the trust fund.

      We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

      Opportunities for market expansion have emerged for businesses with operations in China due to certain changes in the PRC's political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

      o prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years with forecasted growth of 8% for 2004;

      o     attractive valuations for target businesses within China;

      o increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

      o favorable labor rates and efficient, low-cost manufacturing capabilities;

      o the recent entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

      o the fact that China's public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

      Although our efforts in identifying a prospective target business will not be limited to a particular industry, we are focusing our search on businesses in the PRC that are engaged in providing physical and logistical infrastructure and support services to the banking and financial services industry. Opportunities for market expansion have emerged for these businesses with operations in the PRC due to various changes in the PRC's political, economic and social policies. The PRC's accession as a member of the WTO in December 2001 was a catalyst for the opening up of the domestic banking and financial services industry to foreign participation. We believe that the liberalization of the banking and financial services industry in the PRC will force both the domestic and foreign banks and financial institutions to upgrade their operations to offer their customers a range of financial products and services, breadth of services and the level of service quality that are in line with international standards. As such, financial institutions will aggressively seek technology and outsourced solutions to resolve inefficiencies and lower costs so that they can compete effectively in the market place. The financial services industry has traditionally been one of the largest and most aggressive users of technology in developed countries like the United States and we believe this characteristic will emerge in China as well.

Selection of a target business and structuring of a business combination

      We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and special advisors as well as their affiliates may also bring to our attention target business candidates. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

      Subject to the requirement that the target business have its primary operating facilities in the PRC, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

      o     financial condition and results of operation;

      o     valuation;

      o     growth potential;

      o experience and skill of management and availability of additional personnel;

      o     capital requirements;

      o     competitive position;

      o     stage of development of the products, processes or services;

      o degree of current or potential market acceptance of the products, processes or services;

      o proprietary features and degree of intellectual property or other protection of the products, processes or services;

      o     regulatory environment of the industry; and

      o     costs associated with effecting the business combination.

      These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

      The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

      Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

      In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

      At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. As of December 31, 2004, the per-share conversion price would have been approximately $5.10. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

      If we do not complete a business combination by May 24, 2006, or by November 24, 2006 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

      If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to May 24, 2006, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by November 24, 2006, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

      If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2004 would have been approximately $5.10. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Chih T. Cheung, our chairman, James Z. Li, our chief executive officer, and James Preissler, our chief financial officer and secretary, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

Competition

      In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

      o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

      o our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

      If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government regulations

      Government regulations relating to our proposed industries

      There are currently no specific regulations in China relating to the industries we are focusing on. However, it is possible that the industries we are focusing on could be impacted by new legislation. We cannot predict the timing or the effect of future developments in the regulatory framework in such industries in the PRC at this time. If new laws or regulations forbid foreign investment in such industries, they could severely impair our ability to complete a business combination with a target business in those sectors.

Government regulations relating to foreign exchange controls

      In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the Renminbi, China's currency, into foreign currencies. Over the past several years, China has relaxed its foreign exchange controls over account transactions. As a result of this relaxation, foreign investment enterprises (FIEs) are no longer required to obtain prior approval before entering into certain transactions but are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs." Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account," including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination.

Government regulations relating to taxation

      Under the PRC's current tax laws, regulations and rulings, companies providing certain services, assigning intangible assets or selling immovable property are subject to a business tax at a rate ranging from 3% to 20% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be. According to the Applicable Foreign Enterprises Tax Law, income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. The profit derived by a foreign investor from a PRC enterprise is currently exempted from PRC tax according to the Applicable Foreign Enterprises Tax Law. However, if this exemption were to be removed in the future, we might be required to deduct certain amounts from dividends we may pay to our stockholders following a business combination to pay corporate withholding taxes.

Employees

      We have three executive officers, two of whom are members of our board of directors, and three special advisors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       Risks associated with our business

      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

      We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business that has its primary operating facilities located in the PRC. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.10 per share.

      Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.10 per share held in trust as of December 31, 2004 due to claims of creditors. If we liquidate before the completion of a business combination, Chih T. Cheung, our chairman of the board, James Z. Li, our chief executive officer, and James Preissler, our chief financial officer and secretary, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Since we have not currently selected any target business or target industry with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business' operations.

      Since we have not yet identified a prospective target business or target industry, there is basis for investors to evaluate the possible merits or risks of the target business' operations or industry. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 8,450,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

      o     may significantly reduce the equity interest of stockholders;

      o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

      o     may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

      o default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

      o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

      o our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

      o our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

      Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

      Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers' other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

      Some of our officers and directors may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

      All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

      As of December 31, 2004, we had approximately $17,622,000 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

      o     solely dependent upon the performance of a single business, or

      o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

      In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

      We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions within the PRC. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

      Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

      Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

      We currently have outstanding warrants to purchase 6,900,000 shares of common stock and an option to purchase 150,000 shares of common stock and warrants to purchase an additional 300,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

      If we do not complete a business combination by May 24, 2006, or by November 24, 2006 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

      Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 750,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

      Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

      If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

      o     restrictions on the nature of our investments; and

      o     restrictions on the issuance of securities,

      which may make it difficult for us to complete a business combination.

      In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;'

      o     adoption of a specific form of corporate structure; and

      o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

      We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in

"government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

      Risks associated with our acquisition of a target business in the PRC

If the PRC does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we ultimately produce or sell following a business combination.

      The PRC government has been reforming its economic system since the late 1970s. The economy of the PRC has historically been a nationalistic, "planned economy," meaning it has functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. Although we believe that the changes adopted by the PRC government have had a positive effect on the economic development of the PRC, additional changes still need to be made. For example, a substantial portion of productive assets in the PRC are still owned by the PRC government. Additionally, the government continues to play a significant role in regulating industrial development. We cannot predict the timing or extent of any future economic reforms that may be proposed.

      A recent positive economic change has been the PRC's entry into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations. We believe this entry will open up the domestic banking and financial services industry to foreign participation. However, the PRC has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods and easing the current trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations may be strained and this may have a negative impact on China's economy.

If relations between the United States and the PRC deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

      The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. For instance, the United States recently announced its intention to impose new short-term quotas on Chinese clothing imports, which may be extended for several years. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the PRC in industries that may affect our ultimate target business. Relations may also be compromised if the U.S. becomes a more vocal advocate of Taiwan or proceeds to sell certain military weapons and technology to Taiwan. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive.

If the PRC imposes restrictions to reduce inflation, future economic growth in the PRC could be severely curtailed which could lead to a significant decrease in our profitability following a business combination.

      While the economy of the PRC has experienced rapid growth, this growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the supply of money and rising inflation. In order to control inflation in the past, the PRC has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. If similar restrictions are imposed, it may lead to a slowing of economic growth and decrease the interest in the services or products we may ultimately offer leading to a decline in our profitability.

Any devaluation of currencies used in the PRC could negatively impact our target business' results of operations and could cause the cost of a target business as measured in dollars to increase.

      Because our objective is to acquire a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, any devaluation may materially and adversely affect a target business. Recently, the United States and other nations have been pressing China to increase the value of the Renminbi against the dollar and other currencies. If the Renminbi appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Chinese law will govern almost all of any target business' material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

      Chinese law will govern almost all of our target business' material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Because some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

      Some of our directors and officers reside outside of the United States and, after the consummation of a business combination, substantially all of our assets will be located outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the Federal securities laws.

If the PRC enacts regulations in our target business' proposed industry segments which forbid or restrict foreign investment, our ability to consummate a business combination could be severely impaired.

      We are focusing our search for target businesses in the PRC that are engaged in providing physical and logistical infrastructure and support services to the banking and financial services industry. Many of the rules and regulations that we would face are not explicitly communicated. If new laws or regulations forbid foreign investment in our proposed industries, they could severely impair our target businesses operations. Additionally, if the relevant Chinese authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

      o     levying fines;

      o     revoking our business and other licenses;

      o     requiring that we restructure our ownership or operations; and

      o     requiring that we discontinue any portion or all of our business.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

      It is likely that, following a business combination, our management will resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.

      Following a business combination, we will be subject to the PRC's rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of the Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for "Foreign Exchange Registration Certificates for FIEs." Following a business combination, we will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually,

FIEs are allowed to open foreign currency accounts including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account," including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of the PRC.

If certain exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct Chinese corporate withholding taxes from dividends we may pay to our stockholders following a business combination.

      According to the PRC's applicable income tax laws, regulations, notices and decisions related to foreign investment enterprises and their investors (the "Applicable Foreign Enterprises Tax Law"), income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. Currently, profits derived by a stockholder, such as through dividends, from a PRC enterprise is exempted. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we may pay to our stockholders to pay corporate withholding taxes.

Because any target business that we attempt to complete a business combination with will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

      In accordance with requirements of United States Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. GAAS, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses which we may acquire.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our executive offices at 4 Columbus Circle, 5th Floor, New York, New York 10019 pursuant to an agreement with BZB Leasing, Inc. We pay BZB Leasing a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols CUAQU, CUAQ and CUAQW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on November 19, 2004 and since the common stock and warrants commenced public trading on December 3, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                Units           Common Stock         Warrants
                                                -----           ------------         --------
                                           High        Low    High        Low    High        Low
                                           ----        ---    ----        ---    ----        ---
      2005:
           First Quarter*................  7.75       6.57    5.63       5.10    1.14       0.80
      2004:
           Fourth Quarter................  7.00       5.95    5.10       4.75    0.80       0.60

*Through March 30, 2005

Holders

      As of March 30, 2005, there was one holder of record of our units, ten holders of record of our common stock and one holder of record of our warrants.

Dividends

      We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

      In May 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

                  Stockholders                        Number of Shares
                  ------------                        ----------------

                  Chih T. Cheung                           252,000

                  James Z. Li                              252,000

                  James Preissler                          112,875

                  Perfect Blazon Co., Ltd.                 87,500

                  Dr. Jian Gao                             65,625

                  James T. Mauck                           65,625

                  Peter F. Tufo                            13,125

                  Vincent Lin                              13,125

                  Raymond Chang                            13,125

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entities above were sold at a purchase price of approximately $0.029 per share. In July 2004, our Founders contributed to us a total of 125,000 shares of common stock, effectively increasing the average purchase price to approximately $0.033 per share.

Initial Public Offering

      On November 24, 2004, we closed our initial public offering of 3,450,000 units, including 450,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $20,700,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-117639). The Securities and Exchange Commission declared the registration statement effective on November 18, 2004.

      We paid or will pay a total of $1,656,000 in underwriting discounts and commissions and approximately $771,000 for other costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was deposited into a trust fund and the remaining proceeds ($678,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned approximately $27,000 in interest through December 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      We were formed on May 7, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company that has its primary operating facilities located in the PRC. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      We consummated our initial public offering on November 24, 2004. All activity from May 7, 2004 through November 24, 2004 related to our formation and our initial public offering.

      Net loss of $122,930 for the fiscal year ended December 31, 2004 consisted of $9,000 expense for rent, $37,091 for taxes, $66,598 for professional fees, $5,984 expense for officer liability insurance, $24,236 for travel expenses and $1,247 for other expenses. Interest income on the trust fund investment, excluding deferred interest, for the fiscal year ended December 31, 2004 was $21,226.

      $17,595,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $678,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2004, we had cash outside of the trust fund of $696,747 other short term assets of $47,016 and total liabilities of $189,742, leaving us with working capital, excluding the cash in trust, of $554,021. We believe that we have sufficient available funds outside of the trust fund to operate through November 24, 2006, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

      We are obligated to pay to BZB Leasing a monthly fee of $7,500 for general and administrative services. In addition, in June 2004, Messrs. Cheung, Li and Preissler advanced an aggregate of $70,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in December 2004 out of proceeds of our initial public offering.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A. CONTROL AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

      Our current directors and executive officers are as follows:

           Name                  Age       Position
           ----                  ---       --------
           Chih T. Cheung        34        Chairman of the Board

           James Z. Li           36        Chief Executive Officer and Director

           James Preissler       33        Chief Financial Officer and
                                           Secretary

           Dr. Jian Gao          54        Director

           James T. Mauck        46        Director

      Chih T. Cheung has served as our chairman of the board since our inception. Mr. Cheung has served as senior advisor to the chairman of Chinatrust Commercial Bank, a leading commercial bank in Greater China, with operations in the United States, Hong Kong, Japan, China and elsewhere, since March 2003. Prior to this, Mr. Cheung co-founded and was the chief executive officer of HelloAsia Corporation, a company which provided outsourced marketing and communications software to corporations in Asia, from its inception in 1999 until February 2002. In February 2002, Mr. Cheung negotiated the merger of HelloAsia into Brience, Inc., a mobile integration software company, and served as executive vice president of Brience until February 2003. Prior to forming HelloAsia, Mr. Cheung co-founded and was the chief executive officer of Crimson Solutions, a technology company providing web-based recruiting and career management platforms for universities and corporations, from 1997 until 1998. Mr. Cheung graduated from Harvard College (summa cum laude), received an A.M. from Harvard Graduate School of Arts and Sciences, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School.

      James Z. Li has served as our chief executive officer since our inception. Mr. Li has served as chairman and chief executive officer of E. J. McKay & Co., Inc., a cross-border mergers and acquisitions investment banking firm specializing in China related transactions, since December 2001. From June 2000 until November 2001, he served as chairman of the board and chief executive officer of MandaChina.com, Inc., an internet and software company. From January 2000 to May 2000, Mr. Li was a consultant with McKinsey & Company and from October 1997 to December 1999, he provided private consulting services to various companies. From 1995 through 1997, Mr. Li was General Manager, China Operations, for Elin Energieversorgung GmbH, an international power engineering group based in Beijing. Mr. Li received an A.B. from Harvard University, an M.Sc. from Oxford University and an M.B.A. from the University of Chicago.

      James Preissler has served as our chief financial officer and secretary since our inception. Mr. Preissler has been an associate director of research for Majestic Research, a New York-based independent research boutique firm focused on proprietary research for hedge funds and institutional investors, since March 2003. From March 2002 to February 2003, he served as a head of the digital media research group of Investec, an investment bank specializing on mid-cap growth companies in the United States and Europe. From June 2001 to March 2002, he was a self employed investor relations and strategy consultant. From March 2000 to June 2001, he served as the acting chief financial officer and director of strategy of HelloAsia. Mr. Preissler received his B.A. from Yale University.

      Dr. Jian Gao has been a member of our board of directors since our inception. Dr. Gao has served as the deputy governor of the China Development Bank, a government owned policy bank in the PRC, since July 2003. From April 2001 to July 2003, he was the chief representative for the Hong Kong Representative Office of the China Development Bank and was also assistant to the head of the Funds Bureau. From October 1998 to April 2001, he was the chief economist, the head of the Funds Bureau and, concurrently, the chief representative of the Hong Kong Representative Office of the China Development Bank. From April 1994 to October 1998, he was the head of the State Liabilities Department and the head of the Department of Treaty and Law of the Ministry of Finance. From January 1989 to April 1994, he had been the deputy head of the Department of Treaty and Law of the Ministry of Finance and the deputy head of the State Liabilities Management Department. Dr. Gao has also been a director of China Petroleum & Chemical Corporation, an integrated petroleum and petrochemical company with securities listed on the New York, London and Hong Kong Stock Exchanges, since April 2004. Dr. Gao received an M.S. from the Beijing College of Political Science and Law, a Ph.D. from the Fiscal Research Institute of China and was a Post Doctorate Fellow at Harvard University.

      James T. Mauck has been a member of our board of directors since our inception. Mr. Mauck has been affiliated with RR Donnelley, a United States-based company providing a full range of print and related services, for more than twenty years including acting as senior vice president of RR Donnelley Europe and managing director of RR Donnelley Continental Europe from 1994 to 1996, as president of RR Donnelley Europe from 1996 to March 2003 and most recently as president of RR Donnelley Asia since March 2003. He has also been a director (1994-2003) of Security Capital European Realty, a Luxembourg-based holding company that owned and operated self-storage facilities and offices for multi-national companies in Europe. Mr. Mauck received a B.B.A. from the University of Iowa and an M.B.A. from the University of Chicago.

      Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of James T. Mauck, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. Jian Gao, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Chih T. Cheung and James Z. Li, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. None of these individuals has been a principal of a public company or blank check company that executed a business plan similar to our business plan. However, we believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

Special Advisors

      We have a board of advisors consisting of three individuals with expertise with Chinese companies. Although we do not intend to rely substantially on these individuals in order to accomplish our business purpose, we anticipate that they will advise us concerning our acquisition of a target business and, possibly, the operations of the target business after a business combination. Each of our advisors are employed by or affiliated with organizations other than us and have other commitments that may conflict or compete with our interests. Our current advisors and their respective biographies are set forth below:

      Peter F. Tufo has served as an advisory partner with E. J. McKay & Co., Inc., a cross-border mergers and acquisitions advisory and corporate strategy consulting firm specializing in China-related transactions, since January 2002. He also founded Tufo Associates, Inc., a private consulting firm, in June 2001 and has provided private consulting services since its founding. Prior to this, Mr. Tufo served as the ambassador for the United States to the Republic of Hungary from November 1997 to April 2001. From October 1990 to November 1997, Mr. Tufo was an attorney at Milbank, Tweed, Hadley & McCloy, LLC, a New York-based law firm, and from January 1993 to August 1996, he was a managing director of investment banking at Merrill Lynch. Mr. Tufo received his B.A. from Beloit College and a J.D. from Yale Law School.

      Vincent Lin has served as the president of Goldsun Computer & Communication Co., Ltd., a provider of software and network services for large companies, including financial institutions, in China, since October 1999. He has also been the president of Azure International Incorporated, a company engaged in real estate development, venture capital and the international transfer of technology, since July 1997. Mr. Lin has been deputy chairman of the board of directors of MultiVision Systems & Networks Ltd., a company listed on the Stock Exchange of Singapore that builds and implements video surveillance products and solutions in China, since September 2002. He has also been a board member of the Armarda Group Ltd., a company listed on the Stock Exchange of Singapore that provides an integrated suite of services for the banking and financial services industry in China, since its inception in November 2001 and of e-Skylink Telecommunications Co., Ltd., a provider of EDI/B2B solutions and services in Taiwan and the PRC, since September 1998. Mr. Lin received a B.S. from Georgetown University and a J.D. from the University of California's Hastings College of Law.

      Raymond Chang has served as the managing partner for C2 Capital Limited, a financial advisory firm dedicated to emerging growth companies in Greater China, since he founded it in January 2004. He has also been a member of the board of directors of Pacific Media PLC, a London Stock Exchange-listed media retail company serving both businesses and consumers throughout Asia, since May 2004. Prior to founding C2 Capital, Mr. Chang was the co-founder of GigaMedia Ltd., a Nasdaq-listed a provider of broadband and entertainment services, and served as its chief executive officer from September 1997 until December 2003. He has also served as an associate at McKinsey & Company's Greater China office, special assistant to the chairman of Koos Development Corp., a private venture capital firm, and an associate at the United Nations. Mr. Chang received a B.A. from New York University and an M.P.P.M. from Yale University.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Chih T. Cheung filed one Form 4 late disclosing two transactions and each of Messrs. Li, Preissler and Mauck filed one Form 4 late disclosing one transaction. Each of these late filings were to report the purchase of warrants by such individuals in order to satisfy the contractual obligations of Chih Cheung, James Li and James Preissler to EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering, to purchase up to an aggregate of 1,000,000 warrants following our initial public offering.

ITEM 10. EXECUTIVE COMPENSATION

      Commencing on November 24, 2004 and ending upon the acquisition of a target business, we will pay BZB Leasing a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2005 by:

      o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

      o     each of our officers and directors; and

      o     all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                           Amount and Nature
                                             of Beneficial
Name and Address of Beneficial Owner(1)        Ownership       Percent of Class
---------------------------------------        ---------       ----------------

Craig Samuels(2)                                392,500              9.3%
David M. Knott(3)                              380,000(4)            9.0%
Jack Silver(5)                                 299,000(6)            7.0%
Sapling, LLC(7)                                 230,950              5.5%
Chih T. Cheung                                  216,000              5.1%
James Z. Li                                     216,000              5.1%
James Preissler                                  96,750              2.3%
Perfect Blazon Co., Ltd.(8)                      75,000              1.8%
Dr. Jian Gao(9)                                  56,250              1.3%
James T. Mauck(10)                               56,250              1.3%

All directors and executive officers
as a group (5 individuals)                      641,250(11)         15.3%

----------
(1) Unless otherwise indicated, the business address of each of the following is 4 Columbus Circle, 5th Floor, New York, New York 10019.

(2) The business address of Mr. Samuels is 13990 Rancho Dorado Bend, San Diego, California 92130. The information is derived from a Schedule 13G filed by such individual with the Securities and Exchange Commission on January 10, 2005.

(3) The business address of Mr. Knott is 485 Underhill Boulevard, Suite 205 Syosset, New York 11791.

(4) Includes shares of common stock held by Mr. Knott and Dorsett Management Corporation. The information is derived from a Schedule 13G/A filed by such individuals with the Securities and Exchange Commission on February 11, 2005.

(5) The business address of Mr. Silver is 660 Madison, Avenue, New York, New York 10021.

(6) Does not include 598,000 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within the next 60 days. These securities are held by Sherleigh Associates Inc. Profit Sharing Plan, of which Mr. Silver is trustee. The information is derived from a Schedule 13G filed by such entity with the Securities and Exchange Commission on November 24, 2004.

(7) The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Fir Tree Value Master Fund, LP, a Cayman Islands exempted limited partnership, is the sole member of Sapling, LLC and Fir Tree, Inc., a New York corporation, is the manager of Sapling, LLC. The information is derived from a Schedule 13G filed by such entity with the Securities and Exchange Commission on February 11, 2005.

(8) The business address of Perfect Blazon Co., Ltd. Is ATC Trustees (BVI) Limited, 2nd Floor, Abbott Building, Road Town, Tortola, British Virgin Islands. Philip Wu, the first director of Perfect Blazon Co., exercises voting and dispositive power of the securities held by Perfect Blazon Co.

(9) The business address of Dr. Gao is China Development Bank, 29 Fuchengmenwai Street, Xicheng District, Beijing 100037, People's Republic of China.

(10) The business address of Mr. Mauck is R.R. Donnelley, Room 1001, One Corporate Avenue, No. 222 Hu Bing Road, Shanghai, People's Republic of China, 200021.

(11) Does not include 900,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and will not become exercisable within 60 days.

      All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

      Chih T. Cheung, James Z. Li, James Preissler and Perfect Blazon Co., Ltd. may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In May 2004, we issued 875,000 shares of our common stock to the following individuals and entities for $25,000 in cash, at an average purchase price of approximately $0.029 per share as set forth below:

         Name                     Number of Shares       Relationship to Us
         ----                     ----------------       ------------------
         Chih T. Cheung                252,000          Chairman of the Board

         James Z. Li                   252,000         Chief Executive Officer

         James Preissler               112,875       Chief Financial Officer and
                                                              Secretary

         Perfect Blazon Co., Ltd.      87,500                Stockholder

         Dr. Jian Gao                  65,625                  Director

         James T. Mauck                65,625                  Director

         Peter F. Tufo                 13,125              Special Advisor

         Vincent Lin                   13,125              Special Advisor

         Raymond Chang                 13,125              Special Advisor

In July 2004, the Founders contributed to us a total of 125,000 shares of common stock, effectively increasing the average purchase price to $0.033 per share.

      Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

      o     November 18, 2007;

      o     our liquidation; or

      o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

      During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

      We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

      Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

      o each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

      o if we fail to consummate a business combination by May 24, 2006 (or by November 24, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

      o each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

      o each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

      o each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

      o each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

      o each agreed that he and his affiliates will not be entitled to receive or accept a finder's fee or any other compensation in the event he or his affiliates originate a business combination.

      During 2004, Chih T. Cheung, James Z. Li and James Preissler advanced $70,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of June 14, 2005 or the consummation of our initial public offering. This loan was repaid in December 2004.

      We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

      Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

      All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   The following Exhibits are filed as part of this report.

    Exhibit No.            Description
    -----------            -----------

         3.1               Certificate of Incorporation. (1)

         3.2               By-laws. (1)

         4.1               Specimen Unit Certificate. (1)

         4.2               Specimen Common Stock Certificate. (1)

         4.3               Specimen Warrant Certificate. (1)

         4.4               Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

         4.5               Form of Warrant  Agreement  between  Continental  Stock Transfer & Trust Company and the
                           Registrant. (1)

         10.1              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Chih T. Cheung (1)

         10.2              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James Z. Li (1)

         10.3              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Dr. Jian Gao (1)

         10.4              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James T. Mauck (1)

         10.5              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James Preissler (1)

         10.6              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Peter F. Tufo (1)

         10.7              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Vincent Lin (1)

         10.8              Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Raymond Chang (1)

         10.9              Letter  Agreement among the Registrant,  EarlyBirdCapital,  Inc. and Perfect Blazon Co.,
                           Ltd. (1)

         10.10             Form of Investment  Management  Trust  Agreement  between  Continental  Stock Transfer &
                           Trust Company and the Registrant. (1)

         10.11             Form of Stock Escrow  Agreement  between the  Registrant,  Continental  Stock Transfer &
                           Trust Company and the Founders. (1)

         10.12             Form  of  Letter  Agreement   between  BZB  Leasing,   Inc.  and  Registrant   regarding
                           administrative support. (1)


         10.13             Form of Promissory  Note,  dated June 14, 2004,  in the  principal  amount of $23,333.33 issued to each of Chih T. Cheung, James Z. Li and James Preissler. (1)

         10.14             Registration Rights Agreement among the Registrant and the Founders. (1)

         10.15             Warrant  Purchase  Agreement  among Chih T. Cheung,  James Z. Li and James Preissler and
                           EarlyBirdCapital, Inc.  (1)

         31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

         31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

         32                Certification of Chief Executive Officer and Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


      (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117639).

(b)   Reports on Form 8-K

      None during period ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

      The firm of Goldstein Golub Kessler LLP ("GGK") acts as our principal accountant. GGK has a continuing relationship with American Express Tax and Business Services Inc. ("TBS") from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to GGK and TBS for services rendered.

Audit Fees

      During the fiscal year ended December 31, 2004, we paid or expect to pay our principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2004, and $10,000 in connection with the December 31, 2004 audit.

Audit-Related Fees

      During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

      During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

      During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

                     China Unistone Acquisition Corporation
                    (a corporation in the development stage)

                                                            Financial Statements
               For the Periods from May 7, 2004 (inception) to December 31, 2004

                     China Unistone Acquisition Corporation
                    (a corporation in the development stage)

      Report of Independent Registered Public Accounting Firm                F-3

      Financial statements

          Balance Sheets                                                     F-4
          Statements of Operations                                           F-5
          Statements of Stockholders' Equity                                 F-6
          Statements of Cash Flows                                           F-7

      Notes to Financial Statements                                     F-8-F-11

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Unistone Acquisition Corporation

We have audited the accompanying balance sheet of China Unistone Acquisition Corporation (a corporation in the development stage) as of December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the period from May 7, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Unistone Acquisition Corporation as of December 31, 2004, and the results of its operations and cash flows for the period from May 7, 2004 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

March 30, 2005

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                                   Balance Sheet

=====================================================================================================
                                                                                         December 31,
                                                                                                 2004

-----------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash                                                                               $    696,747
     Investments held in Trust Fund - at fair market value (Note 1)                       17,621,529
     Prepaid insurance and expenses                                                           47,016
                                                                                        ------------
Total assets                                                                            $ 18,365,292
                                                                                        ============
Liabilities and Stockholders' Equity
Current liabilities:
     Accrued expenses                                                                   $    147,348
     Deferred interest income                                                                  5,303
     Taxes payable                                                                            37,091
                                                                                        ------------
          Total current liabilities                                                          189,742
                                                                                        ------------
Common stock, subject to possible redemption,
     689,655 shares at conversion value (Note 1)                                           3,517,241
                                                                                        ------------
Commitment (Note 4)

Stockholders' equity (Notes 1, 2, 5 and 6)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 4,200,000 shares
               (which includes 689,655 subject to possible
                 redemption)                                                                     420
     Additional paid-in capital                                                           14,780,819
     Deficit accumulated during development stage                                           (122,930)
                                                                                        ------------
          Stockholders' equity                                                            14,658,309
                                                                                        ------------
Total liabilities and stockholders' equity                                              $ 18,365,292
                                                                                        ============

                 See accompanying notes to financial statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Operations

================================================================================
                                                                     Period from
                                                                     May 7, 2004
                                                                  (inception) to
                                                               December 31, 2004

--------------------------------------------------------------------------------
Income:
         Interest Income                                            $    21,226
                                                                    -----------
Expenses:
         Investment advisory                                             50,000
         Tax expense                                                     37,091
         Travel and entertainment                                        24,236
         Accounting expenses                                             12,500
         Rent expense                                                     9,000
         Insurance expense                                                5,984
         Legal expense                                                    4,098
         Formation, operating and bank costs                              1,247
                                                                    -----------
Total Expenses                                                          144,156
                                                                    -----------

Net loss                                                            $  (122,930)
                                                                    -----------

Net loss per share basic and diluted                                $      (.09)
                                                                    -----------

Weighted average shares outstanding                                   1,300,840
                                                                    -----------

                 See accompanying notes to financial statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Statement of Stockholders' Equity

=====================================================================================================================
                                                                                              Deficit
                                                                                            accumulated
                                                           Common Stock        Additional   during the
                                                           ------------         Paid-In     development
                                                          Shares    Amount      Capital        stage         Total
---------------------------------------------------------------------------------------------------------------------
Sale of 750,000 shares of common stock to
     initial stockholders as of May 7, 2004
     at $.0333 per share                                  750,000    $100    $    24,900           --    $    25,000


Sale of 3,450,000 units, net of underwriters'
   discount and offering expenses (includes
   689,655 shares subject to possible conversion)       3,450,000     345     18,273,035           --     18,273,380

Proceeds subject to possible conversion of
    689,655 shares                                             --      --     (3,517,421)          --     (3,517,421)

Proceeds from issuance of option                               --      --            100           --            100

Net loss for the period                                        --      --             --     (122,930)      (122,930)

---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                              4,200,000    $420    $14,780,819    $(122,930)   $14,658,309
                                                        =========    ====    ===========    =========    ===========


                 See accompanying notes to financial statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Cash Flows

================================================================================
                                                                  May 7, 2004
                                                                 (inception)to
                                                               December 31, 2004

--------------------------------------------------------------------------------
Cash Flows from Operating Activities
       Net loss                                                 $   (122,930)
Adjustments to reconcile net loss to
  net cash used in operating activities
       Accrued interest on Treasury Bills                            (26,529)
       Increase in prepaid expenses                                  (11,000)
       Increase in taxes payable                                      37,091
       Increase in deferred interest income                            5,303
       Increase in prepaid insurance                                 (36,016)
          Increase in accrued expenses                                22,567
                                                                ------------
           Net cash used in operating activities                    (131,514)
                                                                ------------

Cash Flows from Investing Activities
     Cash held in Trust Fund                                     (17,595,000)
                                                                ------------
           Net cash used in investing activities                 (17,595,000)
                                                                ------------

Cash Flows from Financing Activities
     Gross proceeds                                               20,700,000
     Proceeds from sale of shares of common stock                     25,000
     Proceeds from issuance of option                                    100
     Payment of costs of public offering                          (2,301,839)
                                                                ------------
           Net cash provided by financing activities              18,423,261
                                                                ------------

Net increase in cash and cash at end of the period              $    696,747
                                                                ============

Supplemental schedule of non-cash financing activity:
           Accrual of offering costs                            $    124,781
                                                                ============

                 See accompanying notes to financial statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements

================================================================================

1.  Organization               China Unistone Acquisition Corporation (the
    and                        "Company") was incorporated in Delaware on May 7,
    Business                   2004 as a blank check company whose objective is
    Operations                 to acquire an operating business.

                               All activity from May 7, 2004 (inception) through December 31, 2004 relates to the Company's formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

                               The registration statement for the Company's initial public offering ("Offering") was declared effective November 18, 2004. The Company consummated the offering on November 24, 2004 and received net proceeds of approximately $18,273,000 (Note 2). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. A portion of the net proceeds, originally $17,595,000, was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,622,000 at December 31, 2004. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                               The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements

================================================================================

                               All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Business Combination, these voting safeguards will no longer be applicable.

                               With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying December 31, 2004 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

                               The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

                               The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                               The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any loses on these accounts.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements

================================================================================

                               Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

                               The Company recorded a deferred income tax asset for the tax effect of net operating loss carry-forwards and temporary differences, aggregating approximately $42,000 at December 31, 2004, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2004.

                               The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

                               Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share gives effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share, as the effect would be antidilutive. For the period ended December 31, 2004, 7,350,000 shares underlying options and warrants have not been included since the effect would be antidilutive.

                               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                               Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Initial Public              On November 24, 2004, the Company sold 3,450,000
   Offering                    units ("Units") in the Offering, which included
                               all of the 450,000 Units subject to the
                               underwriters' overallotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable
                               Common Stock Purchase Warrants ("Warrants"). Each
                               Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                   Notes to Financial Statements

================================================================================

                               this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 150,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

3.  Notes Payable,             The Company issued an aggregate of $70,000
    Stockholders               unsecured promissory notes to three Initial
                               Stockholders, who are also officers. The notes were non interest-bearing and were repaid following the consummation of the Offering from the net proceeds of such Offering.

4.  Commitment                 The Company presently occupies office space
                               provided by an affiliate of an Initial
                               Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The statement of operations for the periods ended December 31, 2004 includes $9,000 related to this agreement.

5.  Preferred Stock            The Company is authorized to issue 1,000,000
                               shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.  Common Stock               The Company originally issued 875,000 shares of
                               common stock to the Initial Stockholders for $25,000. In July 2004, the Initial Stockholders contributed an aggregate of 125,000 shares of common stock, at no cost, to the Company. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

                               At December 31, 2004, 7,350,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2005.

                                          CHINA UNISTONE ACQUISITION CORPORATION

                                          By: /s/ James Z. Li
                                              ----------------------------------
                                              Chief Executive Officer
                                              (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Title                                Date
----                            -----                                ----

/s/ Chih T. Cheung      Chairman of the Board                    March 31, 2005
-------------------
Chih T. Cheung

/s/ James Z. Li         Chief Executive Officer (Principal       March 31, 2005
-------------------     Executive Officer)
James Z. Li

/s/ James Preissler     Chief Financial Officer and Secretary    March 31, 2005
-------------------     (Principal Financial and Accounting
James Preissler         Officer)


/s/ Jian Gao            Director                                 March 31, 2005
-------------------
Dr. Jian Gao

/s/ James T. Mauck      Director                                 March 31, 2005
-------------------
James T. Mauck

                                                                    Exhibit 31.1

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, James Z. Li, certify that:

1. I have reviewed this annual report on Form 10-KSB of China Unistone Acquisition Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 31, 2005                              /s/ James Z. Li
                                                  ------------------------------
                                                  Name:  James Z. Li
                                                  Title: Chief Executive Officer

                                                                    Exhibit 31.2

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATIONS

I, James Preissler, certify that:

1. I have reviewed this annual report on Form 10-KSB of China Unistone Acquisition Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 31, 2005                              /s/ James Preissler
                                                  ------------------------------
                                                  Name:  James Preissler
                                                  Title: Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of China Unistone Acquisition Corporation (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

March 31, 2005                          By: /s/ James Z. Li
                                        ----------------------------------------
                                        James Z. Li, Chief Executive Officer

March 31, 2005                          By: /s/ James Preissler
                                        ----------------------------------------
                                        James Preissler, Chief Financial Officer