Form 10QSB
period 2005-03-31
China Unistone Acquisition CORP
filed 2005-05-23
CIK 1294248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-50980

                     China Unistone Acquisition Corporation
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                        20-1098541
               --------                                        ----------
    (State or other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

             4 Columbus Circle, 5th Floor, New York, New York 10019
                     (Address of Principal Executive Office)

                                 (646) 442-6965
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      As of May 19, 2005, 4,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Part I:  Financial Information:                                             Page
                                                                            ----

       Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                         3

         Statements of Operations                                              4

         Statements of Stockholders' Equity                                    5

         Statements of Cash Flows                                              6

         Notes to Financial Statements                                         7

       Item 2 - Management's Discussion and Analysis
              or Plan of Operation                                            10

       Item 3 - Controls and Procedures                                       11

Part II. Other Information

       Item 2 - Changes in Securities and Small Business
                  Issuer Purchases of Equity Securities                       12

       Item 6 - Exhibits                                                      12

Signatures                                                                    13

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                                   Balance Sheet
================================================================================

                                                      March 31,     December 31,
                                                        2005           2004
                                                    (unaudited)
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                              $     62,268   $    696,747
  Short Term Investments                                 400,759             --
  Investments held in Trust Fund - at fair
     market value (Note 1)                            17,721,685     17,621,529
  Prepaid insurance and expenses                          33,516         47,016
--------------------------------------------------------------------------------

Total assets                                        $ 18,218,228   $ 18,365,292
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                  $     14,000   $    147,348
  Deferred Interest income                                25,187          5,303
  Taxes payable                                           15,131         37,091
--------------------------------------------------------------------------------

     Total current liabilities                            54,318        189,742
--------------------------------------------------------------------------------

Common stock, subject to possible conversion,
 689,655 shares at conversion value (Note 1)           3,517,241      3,517,241

Commitment (Note 4)

Stockholders' equity (Notes 1, 2, and 4)
  Preferred stock, $.0001 par value, Authorized
         1,000,000 shares; none issued
  Common stock, $.0001 par value
      Authorized 20,000,000 shares
      Issued and outstanding 4,200,000 shares                420            420
           (which includes 689,655 subject to
           possible conversion)
  Additional paid-in capital                          14,780,819     14,780,819
  Deficit accumulated during the development stage      (134,570)      (122,930)
--------------------------------------------------------------------------------

      Total stockholders' equity                      14,646,669     14,658,309
--------------------------------------------------------------------------------

Total liabilities and stockholders' equity          $ 18,218,228   $ 18,365,292
================================================================================
                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Operations
                                                                     (unaudited)
================================================================================

                                            For the Three   For the Period
                                            Months Ended   from May 7, 2004
                                           March 31, 2005   (inception) to
                                                           March 31, 2005
--------------------------------------------------------------------------------
Income:
     Interest Income                        $    81,031     $   102,257

--------------------------------------------------------------------------------
Expenses:
      Investment advisory                         7,000          57,000
      Tax expense                                33,511          70,602
      Travel and entertainment                   15,925          40,161
      Accounting expenses                            --          12,500
      Rent expense                               22,500          31,500
      Insurance expense                          10,500          16,484
      Legal expense                                  --           4,098
      Formation, operating and bank costs         3,235           4,482
                                            -----------     -----------
                Total Expenses                   92,671         236,827
                                            -----------     -----------
Net loss for the period                     $   (11,640)    $  (134,570)
================================================================================

Net loss per share basic and diluted        $     (0.00)

Weighted average shares outstanding           4,200,000
--------------------------------------------------------------------------------

                                     See Notes to Unaudited Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Statement of Stockholders' Equity
================================================================================

                                                                                              Deficit
                                                                                           Accumulated
                                                                                            During the
                                                     Common Stock         Addition paid-    Development
                                                Shares           Amount     in capital        Stage           Total
                                               -----------------------------------------------------------------------
Balance, May 7, 2004 (inception)                      --           $ --     $       --       $      --     $        --

Sale of 750,000 shares of common                 750,000           $ 75        $24,925              --         $25,000
   stock to initial
   stockholders as of
   May 7, 2004 at $.0333 per share

Sale of 3,450,000 units, net of                3,450,000            345     18,273,035              --      18,273,380
   underwriters' discount and
   offering expenses (includes 689,655
   shares subject to possible conversion)

Proceeds subject to possible conversion
   of 689,655 shares                                  --             --     (3,517,241)             --      (3,517,241)

Proceeds from issuance of option                      --             --            100              --             100

Net loss for the period                               --             --             --        (122,930)       (122,930)
                                               ---------           ----    -----------       ---------     -----------

Balance, December 31, 2004                     4,200,000           $420    $14,780,819       $(122,930)    $14,658,309

Net loss for the three months ended
   March 31, 2005 (unaudited)                         --             --             --         (11,640)        (11,640)
                                               ---------           ----    -----------       ---------     -----------
Balance, March 31, 2005 (unaudited)            4,200,000           $420    $14,780,819       $(134,570)    $14,646,669
                                               =========           ====    ===========       =========     ===========

                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Cash Flows
                                                                     (unaudited)
================================================================================

                                                                           For the
                                                                         period from
                                                       For the Three     May 7, 2004
                                                        Months Ended   (inception) to
                                                       March 31, 2005  March 31, 2005
------------------------------------------------------------------------------------
Cash flow from operating activities
  Net loss                                              $    (11,640)   $   (134,570)
Adjustments to reconcile net loss to net
cash used in operating activities
  Accrued interest on investments                           (100,915)       (127,444)
  Decrease (Increase) in prepaid expenses                     13,500         (33,516)
  (Decrease) Increase in income tax payable                  (21,960)         15,131
  Increase in deferred interest income                        19,884          25,187
  (Decrease) Increase in accrued expenses                     (8,567)         14,000
                                                        ------------    ------------
         Net cash used in operating activities          $   (109,698)   $   (241,212)
------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of short-term investments                        (400,000)       (400,000)
  Investment in Trust Fund                                        --     (17,595,000)
                                                        ------------    ------------
          Net cash used in investing activities         $   (400,000)   $(17,995,000)
------------------------------------------------------------------------------------

Cash flows from financing activities
  Gross Proceeds                                                  --      20,700,000
  Proceeds from sale of shares of common stock                    --          25,000
    Proceeds from issuance of option                              --             100
    Proceeds from stockholder loans                               --          70,000
    Payments of stockholder loans                                 --         (70,000)
  Payment of costs of public offering                       (124,781)     (2,426,620)
                                                        ------------    ------------
            Net cash provided by (used in)
              financing activities                      $   (124,781)   $ 18,298,480
------------------------------------------------------------------------------------

Net (decrease) increase in cash                             (634,479)         62,268

Cash at beginning of the period                              696,747              --
------------------------------------------------------------------------------------
Cash at end of the period                               $     62,268    $     62,268
====================================================================================

                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

1. Basis of Presentation      The financial statements at March 31, 2005 and for
                              the periods ended March 31, 2005 are unaudited. In the opinion of management, all adjustments
                              (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Unistone Acquisition Corporation
                              (the "Company") as of March 31, 2005 and the results of its operations and its cash flow for the period from January 1, 2005 through March 31,
                              2005 and from May 7, 2004 (inception) through
                              March 31, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                              The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

2. Organization and           The Company was incorporated in May 7, 2004 as a
   Business Operations        blank check company whose objective is to acquire
                              an operating business.

                              All activity from May 7, 2004 (inception) through March 31, 2005 relates to the Company's formation and initial public offering described below.

                              The registration statement for the Company's initial public offering ("Offering") was declared effective November 18, 2004. The Company consummated the offering on November 24, 2004 and received net proceeds of approximately $18,273,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Originally, an amount of approximately $17,595,000 of the net proceeds was being held in an interest-bearing trust account ("Trust Fund") until the earlier of
                              (i) the consummation of its first Business
                              Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              market value of approximately $17,721,000 at March 31, 2005.The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                              The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

                              With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

                              The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 6).

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

3. Initial Public Offering    On November 24, 2004, the Company sold 3,450,000
                              units ("Units") in the Offering, which included all of the 450,000 units subject to the underwriters' overallotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common
                              Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 150,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

4. Common Stock               The Company originally issued 875,000 shares of
                              common stock to the Initial Stockholders for $25,000. In July, 2004, the Initial Stockholders contributed an aggregate of 125,000 shares of common stock, at no cost, to the Company. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

                              As of March 31, 2005, 7,350,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

      The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

      We were formed on May 7, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business which we believe has significant growth potential. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      For the three months ended March 31, 2005, we had a net loss of $11,640, attributable to $22,500 expense for rent, $33,511 expense for taxes, $7,000 expense for professional fees, $10,500 expense for officer liability insurance, $15,925 expense for travel and $3,235 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended March 31, 2005 was $81,031.

      For the period from May 7, 2004 (inception) through March 31, 2005, we had a net loss of $134,570, attributable to organization and formation expenses.

      We consummated our initial public offering on November 24, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $20,700,000. We paid a total of $1,656,000 in underwriting discounts and commissions, and approximately $771,000 was or will be paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into the trust (or $5.10 per share sold in the offering. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,721,000 at March 31, 2005. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 24, 2006, assuming that a business combination is not consummated during that time. From November 24, 2004 through November 24, 2006, we anticipate approximately $180,000 for the administrative fee payable to BZB Leasing, Inc. ("BZB") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $80,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $42,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

      Commencing on November 18, 2005 and ending upon the acquisition of a target business, we incur a fee from BZB of $7,500 per month for providing us with office space and certain office and secretarial services. In addition, in June 2004, Messrs. Cheung, Li and Preissler advanced an aggregate of $70,000 to us for payment on our behalf of offering expenses. This loan was repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      On November 24, 2004, we consummated our initial public offering of 3,450,000 Units, including the full exercise of the underwriters' over-allotment option of 450,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-117051). The Securities and Exchange Commission declared the registration statement effective on October 27, 2004.

      We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $771,000 has been or will be paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into a trust fund (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,721,000 at March 31, 2005. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS

        (a) Exhibits:

            31.1 - Section 302 Certification by CEO

            31.2 - Section 302 Certificate by CFO

            32.1 - Section 906 Certification by CEO

            32.2 - Section 906 Certification by CFO

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHINA UNISTONE
                                           ACQUISITION  CORPORATION

Dated:  May 19, 2005

                                           /s/ James Z. Li
                                           ---------------
                                           Chief Executive Officer

                                           /s/ James Preissler
                                           -------------------
                                           James Preissler
                                           Chief Financial Officer and Secretary