Form 10QSB
period 2005-06-30
China Unistone Acquisition CORP
filed 2005-08-15
CIK 1294248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _____________

                        Commission File Number 000-50980

                     China Unistone Acquisition Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                               20-1098541
-------------------------------                              -------------------
(State or other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

             4 Columbus Circle, 5th Floor, New York, New York 10019
             ------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (646) 442-6965
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      As of August 15, 2005, 4,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----

Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheet                                                        3

         Statements of Operations                                             4

         Statements of Stockholders' Equity                                   5

         Statements of Cash Flows                                             6

          Notes to Financial Statements                                       7

       Item 2 - Management's Discussion and Analysis or Plan
                  of Operation                                               10

       Item 3 - Controls and Procedures                                      11

Part II.  Other Information

       Item 2 - Unregistered Sales of Equity Securities and
                Use of Proceeds                                              12

       Item 6 - Exhibits                                                     12

Signatures                                                                   13

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                                   Balance Sheet

================================================================================

                                                                               June 30, 2005           December 31,
                                                                                (unaudited)               2004
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash
                                                                                $     34,747          $    696,747
      Short Term Investments                                                         352,325                    --
      Investments held in Trust Fund - at fair market value
         (Note 2)                                                                 17,839,416            17,621,529
      Prepaid insurance and expenses                                                  20,016                47,016
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $ 18,246,504          $ 18,365,292
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accrued expenses                                                        $     17,500          $    147,348
        Deferred Interest income                                                      48,655                 5,303
        Taxes payable                                                                 35,780                37,091
-------------------------------------------------------------------------------------------------------------------

           Total current liabilities                                                 101,935               189,742
-------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    689,655 shares at conversion value (Note 2)                                    3,517,241             3,517,241
-------------------------------------------------------------------------------------------------------------------

Commitment

Stockholders' equity (Notes 2, 3 and 4)

     Preferred stock, $.0001 par value, Authorized
            1,000,000 shares; none issued
     Common stock, $.0001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 4,200,000 shares                                         420                   420
              (which includes 689,655 subject to possible conversion)
     Additional paid-in capital                                                   14,780,819            14,780,819
     Deficit accumulated during the development stage                               (153,911)             (122,930)
-------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                               14,627,328            14,658,309
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                      $ 18,246,504          $ 18,365,292
===================================================================================================================

                                     See Notes toUnaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Operations
                                                                     (unaudited)
================================================================================

                                                    For the
                                                  Period from                                             For the Period from
                                                  May 7, 2004       For the Three       For the Six           May 7, 2004
                                                (Inception) to      Months Ended        Months Ended        (inception) to
                                                 June 30, 2004      June 30, 2005       June,30 2005         June 30, 2005
-------------------------------------------------------------------------------------------------------------------------------
Income:
     Interest Income                             $     --            $    95,830        $   176,861           $   198,087

-------------------------------------------------------------------------------------------------------------------------------
Expenses:
      Investment advisory                              --                     --              7,000                57,000
      Franchise and capital tax expense                --                 20,649             54,160                91,251
      Travel and entertainment                         --                 47,967             63,892                88,128
       Accounting expenses                             --                  5,000              5,000                17,500
       Rent expense                                    --                 22,500             45,000                54,000
      Insurance expense                                --                 10,500             21,000                26,984
      Legal expense                                    --                  2,387              2,387                 6,485
      Formation, operating and bank costs           1,033                  6,168              9,403                10,650
-------------------------------------------------------------------------------------------------------------------------------
                Total Expenses                      1,033                115,171            207,842               351,998
-------------------------------------------------------------------------------------------------------------------------------

 Net loss for the period                         $ (1,033)           $   (19,341)       $   (30,981)          $  (153,911)
===============================================================================================================================

Net loss per share basic and diluted             $  (0.00)           $     (0.00)       $     (0.01)          $     (0.04)

Weighted average shares outstanding               750,000              4,200,000          4,200,000             4,200,000
-------------------------------------------------------------------------------------------------------------------------------

                                     See Notes to Unaudited Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Statement of Stockholders' Equity

================================================================================

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                  Addition        During the
                                                       Common Stock                paid-in       Development
                                                  Shares           Amount          capital          Stage            Total
                                                --------------------------------------------------------------------------------
Balance, May 7, 2004 (inception)                       --          $   --       $         --     $         --     $         --

Sale of 750,000 shares of common                  750,000          $   75       $     24,925               --     $     25,000
                   stock to initial
   stockholders as of
   May 7, 2004 at $.0333 per share

Sale of 3,450,000 units, net of                 3,450,000             345         18,273,035               --       18,273,380
             underwriters' discount and
   offering expenses (includes 689,655
   shares subject to possible conversion)

Proceeds subject to possible conversion                --              --         (3,517,241)              --       (3,517,241)
   of 689,655 shares

Proceeds from issuance of option                       --              --                100               --              100

Net loss for the period                                --              --                 --         (122,930)        (122,930)
                                                ---------          ------       ------------     ------------     ------------

Balance, December 31, 2004                      4,200,000          $  420       $ 14,780,819     $   (122,930)    $ 14,658,309
                                                ---------          ------       ------------     ------------     ------------

Net loss for the six months ended
   June 30, 2005 (unaudited)                           --              --                 --          (30,981)         (30,981)
                                                ---------          ------       ------------     ------------     ------------

Balance, June 30, 2005 (unaudited)              4,200,000          $  420       $ 14,780,819     $   (153,911)    $ 14,627,328
                                                =========          ======       ============     ============     ============

                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Cash Flows
                                                                     (unaudited)

================================================================================

                                                                For the
                                                              Period from                               For the period from
                                                              May 7, 2004       For the Six Months          May 7, 2004
                                                            (Inception) to           Ended                (inception) to
                                                             June 30, 2004        June 30, 2005            June 30, 2005
----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
     Net loss                                                  $ (1,033)          $    (30,981)           $   (153,911)
     Adjustments to reconcile net loss to net cash
             used in operating activities
      Accrued interest on investments                                --               (220,212)               (246,741)
     Decrease (Increase) in prepaid expenses                         --                 27,000                 (20,016)
      (Decrease) Increase in income tax payable                      --                 (1,311)                 35,780
      Increase in deferred interest income                           --                 43,352                  48,655
      (Decrease) Increase in accrued expenses                       935                 (5,067)                 17,500
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                  (98)              (187,219)               (318,733)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
      Purchase of short-term investments                             --               (350,000)               (350,000)
      Investment in Trust Fund                                       --                     --             (17,595,000)
----------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                  --               (350,000)            (17,945,000)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Gross Proceeds                                                  --                     --              20,700,000
       Proceeds from sale of shares of common stock              25,000                     --                  25,000
       Proceeds from issuance of option                              --                     --                     100
       Proceeds from stockholder loans                           70,000                     --                  70,000
       Payments of stockholder loan                                  --                     --                 (70,000)
      Payment of costs of public offering                       (25,000)              (124,781)             (2,426,620)
----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities             (70,000)              (124,781)             18,298,480
----------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                $ 69,902           $   (662,000)           $     34,747
Cash at beginning of the period                                      --                696,747                      --
----------------------------------------------------------------------------------------------------------------------------
Cash at end of the period                                      $ 69,902           $     34,747            $     34,747
============================================================================================================================
Supplementary information:
Cash paid for taxes                                            $     --           $     55,471            $     55,471
============================================================================================================================

                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

1.    Basis of Presentation         The financial statements at June 30, 2005
                                    and for the periods ended June 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China
                                    Unistone Acquisition Corporation (the
                                    "Company") as of June 30, 2005, the results of its operations for the three month period ended June 30, 2005, the results of its operations and cash flows for the six month period ended June 30, 2005 the period from May 7, 2004 (inception) to June 30 2004 and the period from May 7, 2004 (inception) through June 30, 2005 and its stockholders' equity for the six months ended June 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

                                    The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The Company has not experienced any loses on these amounts.

2.    Organization and
      Business Operations           The Company was incorporated in May 7, 2004
                                    as a blank check company whose objective is to acquire an operating business that has its primary operating facilities located in the People's Republic of China.

                                    The registration statement for the Company's initial public offering ("Offering") was declared effective November 18, 2004. The Company consummated the offering on November 24, 2004 and received net proceeds of approximately $18,273,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Originally, an amount of approximately $17,595,000 of the net proceeds was being held in an interest-bearing trust account ("Trust Fund") until the

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                                    earlier of (i) the consummation of its first
                                    Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,839,000 at June 30, 2005. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                                    With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99%) of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

                                    The Company's Certificate of Incorporation provides for mandatory

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                                    liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering). discussed in Note 3).

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

                                    As of June 30, 2005, 7,350,000 shares of
                                    common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

      The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

      For the three months ended June 30, 2005, we had a net loss of $19,341, attributable to $22,500 expense for rent, $20,649 expense for taxes, $5,000 expense for professional fees, $10,500 expense for officer liability insurance, $47,967 expense for travel, $2,387 expense for legal fees and $6,168 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended June 30, 2005 was $95,830.

      For the period from May 7, 2004 (inception) through June 30, 2005, we had a net loss of $153,911, attributable to organization and formation expenses.

      We consummated our initial public offering on November 24, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $20,700,000. We paid a total of $1,656,000 in underwriting discounts and commissions, and approximately $771,000 was paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commission and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into the trust (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,839,000 at June 30, 2005. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 24, 2006, assuming that a business combination is not consummated during that time. From November 24, 2004 through November 24, 2006, we anticipate approximately $180,000 for the administrative fee payable to BZB Leasing, Inc. ("BZB") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $80,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $42,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

      Commencing on November 18, 2004 and ending upon the acquisition of a target business, we incur a fee from BZB of $7,500 per month for providing us with office space and certain office and secretarial services. In addition, in June 2004, Messrs. Cheung, Li and Preissler advanced an aggregate of $70,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

      An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

      We paid a total of $1,800,000 in underwriting discounts and commissions, and approximately $771,000 has been paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds.

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into a trust fund (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,839,000 at June 30, 2005. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS

      (a)   Exhibits:

            31.1 - Section 302 Certification by CEO

            32.2 - Section 302 Certification by CFO

            32.1 - Section 906 Certification by CEO

            32.2 - Section 906 Certification by CFO

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHINA UNISTONE ACQUISITION
                                              CORPORATION

Dated: August 15, 2005

                                           /s/ James Z. Li
                                           ---------------
                                           James Z. Li
                                           Chief Executive Officer

                                           /s/ James Preissler
                                           -------------------
                                           James Preissler
                                           Chief Financial Officer and Secretary