Form 10QSB
period 2005-09-30
China Unistone Acquisition CORP
filed 2005-11-14
CIK 1294248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2005

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

               105 West 13th Street, Suite 7A, New York, NY 10011
               --------------------------------------------------
                     (Address of Principal Executive Office)

                                 (646) 383-4832
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      As of November 14, 2005, 4,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

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

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                                   Balance Sheet
--------------------------------------------------------------------------------

                                                September 30,
                                                    2005           December 31,
                                                 (unaudited)           2004
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                           $     19,675      $    696,747
  Short Term Investments                              253,998                --
  Investments held in Trust Fund - at
    fair market value (Note 2)                     17,981,080        17,621,529
  Prepaid insurance and expenses                        6,515            47,016
--------------------------------------------------------------------------------
Total assets                                     $ 18,261,268      $ 18,365,292
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                               $     35,000      $    147,348
  Deferred Interest income                             76,930             5,303
  Taxes payable                                        13,352            37,091
--------------------------------------------------------------------------------
    Total current liabilities                         125,282           189,742
--------------------------------------------------------------------------------
Common stock, subject to possible
  conversion, 689,655 shares at
  conversion value (Note 2)                         3,517,241         3,517,241
--------------------------------------------------------------------------------
Commitment

Stockholders' equity (Notes 2, 3 and 4)
  Preferred stock, $.0001 par value,
    Authorized 1,000,000 shares;
    none issued
  Common stock, $.0001 par value
    Authorized 20,000,000 shares
    Issued and outstanding
      4,200,000 shares                                    420               420
      (which includes 689,655 subject
      to possible conversion)
  Additional paid-in capital                       14,780,819        14,780,819
  Deficit accumulated during the
    development stage                                (162,494)         (122,930)
--------------------------------------------------------------------------------
    Total stockholders' equity                     14,618,745        14,658,309
--------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                         $ 18,261,268      $ 18,365,292
================================================================================

                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Operations
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                          For the Period                                                             For the Period
                                         from May 7, 2004    For the Three     For the Three       For the Nine     from May 7, 2004
                                          (inception) to     Months Ended       Months Ended       Months Ended      (inception) to
                                          September 30,      September, 30      September 30,      September 30,       September 30,
                                               2004              2004               2005               2005               2005
------------------------------------------------------------------------------------------------------------------------------------
Income:
  Interest Income                          $        --        $        --        $   115,060        $   291,921        $   313,147
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
  Investment advisory                               --                 --                 --              7,000             57,000
  Franchise and capital
    tax expense                                     --                 --             20,649             74,809            111,900
  Travel and entertainment                          --                 --             41,239            105,131            129,367
  Accounting expenses                               --                 --              5,188             10,188             22,688
  Rent expense                                      --                 --             22,500             67,500             76,500
  Insurance expense                                 --                 --             10,500             31,500             37,484
  Legal expense                                     --                 --             18,211             20,598             24,696
  Formation, operating and
    bank costs                                   1,083                118              5,356             14,759             16,006
------------------------------------------------------------------------------------------------------------------------------------
         Total Expenses                          1,083                118            123,643            331,485            475,641
------------------------------------------------------------------------------------------------------------------------------------
Net loss for the period                    $    (1,083)       $      (118)       $    (8,583)       $   (39,564)       $  (162,494)
====================================================================================================================================
Net loss per share basic
  and diluted                              $     (0.00)       $     (0.00)       $     (0.00)       $     (0.01)       $     (0.06)

Weighted average shares
  outstanding                                  750,000            750,000          4,200,000          4,200,000          2,844,401
------------------------------------------------------------------------------------------------------------------------------------

                                     See Notes to Unaudited Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Statement of Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                          Common Stock             Addition       During the
                                                     -----------------------        paid-in       Development
                                                      Shares         Amount         capital          Stage             Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 7, 2004 (inception)                            --       $    --      $         --     $       --      $         --

Sale of 750,000 shares of
  common stock to initial
  stockholders as of
  May 7, 2004 at $.0333 per share                      750,000       $    75      $     24,925             --      $     25,000

Sale of 3,450,000 units, net
   of underwriters' discount
   and offering expenses (includes
   689,655 shares subject to possible
   conversion)                                       3,450,000           345        18,273,035             --        18,273,380

Proceeds subject to possible conversion
   of 689,655 shares                                        --            --        (3,517,241)            --        (3,517,241)

Proceeds from issuance of option                            --            --               100             --               100

Net loss for the period                                     --            --                --       (122,930)         (122,930)
                                                     ---------       -------      ------------     ----------      ------------
Balance, December 31, 2004                           4,200,000       $   420      $ 14,780,819     $ (122,930)     $ 14,658,309
                                                     =========       =======      ============     ==========      ============

Net loss for the nine months ended
   September 30, 2005 (unaudited)                           --            --                --        (39,564)          (39,564)
                                                     ---------       -------      ------------     ----------      ------------

Balance, September 30, 2005 (unaudited)              4,200,000       $   420      $ 14,780,819     $ (162,494)     $ 14,618,746
                                                     =========       =======      ============     ==========      ============
===============================================================================================================================

                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Statement of Cash Flows
                                                                     (unaudited)
--------------------------------------------------------------------------------

                                                                              For the                                     For the
                                                                            period from                                 period from
                                                                            May 7, 2004          For the Nine           May 7, 2004
                                                                          (inception) to         Months Ended         (inception) to
                                                                           September 30,         September 30,         September 30,
                                                                               2004                  2005                  2005
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
  Net loss                                                                 $     (1,083)         $    (39,564)         $   (162,494)
  Adjustments to reconcile net loss to net cash
    used in operating activities
  Accrued interest on investments                                                    --              (363,549)             (390,078)
  Decrease (Increase) in prepaid expenses                                            --                40,501                (6,515)
  (Decrease) Increase in income tax payable                                          --               (23,739)               13,352
  Increase in deferred interest income                                               --                71,627                76,930
  Increase in accrued expenses                                                      935                12,433                35,000
------------------------------------------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                        (148)             (302,291)             (433,805)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of short-term investments                                                 --              (250,000)             (250,000)
  Investment in Trust Fund                                                           --                    --           (17,595,000)
------------------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                          --              (250,000)          (17,845,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Gross Proceeds                                                                     --                    --            20,700,000
    Proceeds from sale of shares of common stock                                 25,000                    --                25,000
    Proceeds from issuance of option                                                 --                    --                   100
    Proceeds from stockholder loans                                              70,000                    --                70,000
    Payments of stockholder loan                                                     --                    --               (70,000)
    Payment of costs of public offering                                         (89,400)             (124,781)           (2,426,620)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                               5,600              (124,781)           18,298,480
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                            $      5,452          $   (677,072)         $     19,675
Cash at beginning of the period                                                      --               696,747                    --
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of the period                                                  $      5,452          $     19,675          $     19,675
====================================================================================================================================
Supplementary information:
Cash paid for taxes                                                                  --          $     98,549          $     98,549
====================================================================================================================================

                                    See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

1. Basis of Presentation      The financial statements at September 30, 2005 and
                              for the periods ended September 30, 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Unistone Acquisition
                              Corporation (the "Company") as of September 30,
                              2005, the results of its operations for the three month period ended September 30, 2005 and the three month period ended September 30, 2004, the results of its operations and cash flows for the nine month period ended September 30, 2005, the period from May 7, 2004 (inception) to September
                              30, 2004 and the period from May 7, 2004
                              (inception) through September 30, 2005 and its stockholders' equity for the nine months ended
                              September 30, 2005. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

2. Organization and           The Company was incorporated in May 7, 2004 as a
   Business Operations        blank check company whose objective is to acquire
                              an operating business that has its primary operating facilities located in the People's
                              Republic of China.

                              The registration statement for the Company's initial public offering ("Offering") was declared effective November 18, 2004. The Company consummated the offering on November 24, 2004 and received net proceeds of approximately $18,273,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Originally, an amount of approximately $17,595,000 of the net proceeds was being held in an interest-bearing trust account ("Trust Fund") until the

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              earlier of (i) the consummation of its first
                              Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $17,981,000 at September 30, 2005. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                              With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99%) of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2005 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

                              The Company's Certificate of Incorporation provides for mandatory

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

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

                              As of September 30, 2005, 7,350,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

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

      For the three months ended September 30, 2005, we had a net loss of $8,583, after the effect of $22,500 expense for rent, $20,649 expense for taxes, $5,188 expense for professional fees, $10,500 expense for officer liability insurance, $41,239 expense for travel, $18,211 expense for legal fees and $5,356 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended September 30, 2005 was $115,060.

      For the nine months ended September 30, 2005, we had a net loss of $39,564, attributable to $67,500 expense for rent, $74,809 expense for taxes, $10,188 expense for professional fees, $31,500 expense for officer liability insurance, $105,131 expense for travel, $20,598 expense for legal fees and $14,759 for other expenses. Interest income on the trust fund investment and short-term investments for the nine months ended September 30, 2005 was $291,921.

      For the period from May 7, 2004 (inception) through September 30, 2005, we had a net loss of $162,494 attributable to organization and formation expenses.

      We consummated our initial public offering on November 24, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $20,700,000. We paid a total of $1,656,000 in underwriting discounts and commissions, and approximately $771,000 was paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commission and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into the trust (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,981,000 at September 30, 2005. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 24, 2006, assuming that a business combination is not consummated during that time. From November 24, 2004 through November 24, 2006, we anticipate approximately $180,000 for the administrative fee payable to BZB Leasing,

Inc. ("BZB") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $80,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $42,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into a trust fund (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,981,000 at September 30, 2005. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

      For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

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

Dated: November 14, 2005

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