Form 10KSB
period 2005-12-31
China Unistone Acquisition CORP
filed 2006-04-17
CIK 1294248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________to ______________

                        Commission File Number 000-50980

                     China Unistone Acquisition Corporation
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                       20-1098541
      (State of Incorporation)                        (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

105 West 13th Street, Suite 7A, New York, New York                      10011
      (Address of principal executive offices)                        (zip code)

                                 (646) 383-4832
                (Issuer's Telephone Number, Including Area Code)

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ___ No X

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No ___

Issuer's revenues for the fiscal year ended December 31, 2005 were $0.

As of April 13, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $27,531,000.

As of April 13, 2006, there were 4,200,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      China Unistone Acquisition Corporation is a blank check company formed on May 7, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People's Republic of China ("PRC" or "China").

      On November 24, 2004, we closed our initial public offering of 3,450,000 units, including 450,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $20,700,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,318,000, of which $17,595,000 was deposited into a trust fund and the remaining proceeds ($723,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used approximately $622,000 of the net proceeds that were not deposited into the trust fund in our operating activities. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there is $18,139,962 held in the trust fund.

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

Recent Developments

      Effective as of December 20, 2005, we entered into a securities purchase agreement with Yucheng, Chih T Cheung, James Z. Li, James Preissler, Sihitech Company Limited, Mega Capital Group Services Limited, Profit Loyal Consultants Limited, Elite Concord International Limited, China Century Holdings Group Limited, and Shinning Growth Investment Group Limited. Pursuant to the agreement, we established a wholly owned subsidiary, Yucheng Technologies Limited, under the laws of the British Virgin Islands, and will merge with and into Yucheng. Yucheng will be the surviving entity, and our separate corporate existence will cease at the effective time of the merger. Simultaneously with the merger, Yucheng will purchase the issued and outstanding stock of Sihitech BVI and e-Channels BVI, from the six corporate stockholders of those companies, (Sihitech Company Limited, Mega Capital Group Services Limited, Profit Loyal Consultants Limited, Elite Concord International Limited, China Century Holdings Group Limited, and Shinning Growth Investment Group Limited) which in turn will own the outstanding equity interests of Sihitech and its subsidiaries and e-Channels, the latter of which operate in the PRC.

      For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of Sihitech, see our Current Report on Form 8-K dated December 20, 2005 and filed with the SEC on December 27, 2005 and our preliminary joint proxy statement/prospectus for our Special Meeting of Stockholders filed with the SEC on March 29, 2006.

      We expect that the transaction will be consummated in the second quarter of 2006, after the required approval by our stockholders. However, unless otherwise indicated, the remainder of this Annual Report on Form 10-KSB assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

Opportunities in China

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

      o     prolonged economic expansion within China;

      o     attractive valuations for target businesses within China;

      o increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

      o favorable labor rates and efficient, low-cost manufacturing capabilities;

      o the entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

      o the fact that China's public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

      If our transaction with Sihitech is not consummated, we will continue to search for attractive business combinations in China. Although our efforts in identifying a prospective target business will not be limited to a particular industry, we are focusing our search on businesses in the PRC that are engaged in providing physical and logistical infrastructure and support services to the banking and financial services industry. Opportunities for market expansion have emerged for these businesses with operations in the PRC due to various changes in the PRC's political, economic and social policies. The PRC's accession as a member of the WTO in December 2001 was a catalyst for the opening up of the domestic banking and financial services industry to foreign participation. We believe that the liberalization of the banking and financial services industry in the PRC will force both the domestic and foreign banks and financial institutions to upgrade their operations to offer their customers a range of financial products and services, breadth of services and the level of service quality that are in line with international standards. As such, financial institutions will aggressively seek technology and outsourced solutions to resolve inefficiencies and lower costs so that they can compete effectively in the market place. The financial services industry has traditionally been one of the largest and most aggressive users of technology in developed countries like the United States and we believe this characteristic will emerge in China as well.

Selection of a target business and structuring of a business combination

      We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not currently have any agreements or plans to engage professional firms that specialize in business acquisitions to assist us in our search for a target business, we may do so in the future. If we do, we may be required to pay such firm a finder's fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our "Founders") or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

      Subject to the requirement that our initial business combination must be with a target business that has its primary operating facilities in the PRC and a fair market value that is at least 80% of our net assets at the time of the acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

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

      In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering ("Founder Shares") in accordance with the vote of the majority of the shares of our common stock sold in such offering ("IPO Shares"). This voting arrangement shall not apply to any shares purchased by our Founders after our initial public offering in the open market. We will proceed with the business combination only if a majority of the outstanding shares of common stock are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

      At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been approximately $5.26. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

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

      If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to May 24, 2006, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by November 24, 2006, we will then liquidate. Due to this factor, Goldstein, Golub Kessler LLP, our independent registered public accounting firm, has included a going concern explanatory paragraph in their report of independent registered public accounting firm and we have disclosed in Note 1 to our financial statements that our ability to remain in existence is dependent upon our ability to effect a business combination during this period. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

      If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been approximately $5.26. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors in a liquidation, which could be prior to the claims of our public stockholders. Chih T. Cheung, our chairman of the board, James Z. Li, our chief executive officer, and James Preissler, our chief financial officer and secretary, have agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account..

Competition

      For a more complete discussion of the risks that will be applicable to us following the business combination with Sihitech, see our filings referred to above under "Recent Developments."

      If we are unable to consummate the business combination with Sihitech, we will continue searching for attractive business combinations. In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

      o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

      o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

      o our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

      If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Government regulations

      For a complete discussion of the regulations that will be applicable to us following the business combination with Sihitech, see our filings referred to above under "Recent Developments." If we are unable to consummate the business combination with Sihitech, we will continue searching for attractive business combinations and may be subject to the following regulations.

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

Employees

      We currently have three executive officers, two of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

                       Risks associated with our business

      In addition to other information included in this report and those relating to our proposed business combination with Sihitech set forth in our filings referred to above under "Recent Developments," the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

      We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.26 per share.

      Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the approximately $5.26 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, Chih
T. Cheung, our chairman of the board, James Z. Li, our chief executive officer, and James Preissler, our chief financial officer and secretary, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

      There are numerous similarly structured blank check companies have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

If we are unable to complete our business combination with Sihitech, we will continue searching for prospective target businesses. Accordingly, we would be unable to currently ascertain the merits or risks of the business' operations.

      If we are unable to complete our business combination with Sihitech, we will continue searching for prospective target businesses. Accordingly, there would be no basis for investors to evaluate the possible merits or risks of the target business' operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

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

We currently have 8,450,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

      o     may significantly reduce the equity interest of stockholders;

      o may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

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

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

      When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Our current officers and directors may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

      Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

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

All of our officers and directors own shares of our common stock and warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

      All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares, and certain of our officers and directors own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors' and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

      As of December 31, 2005, we had $18,139,962 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

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

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

      We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions within the PRC. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check companies like us.

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

      Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

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

      If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

      o     restrictions on the nature of our investments; and

      o     restrictions on the issuance of securities.

      In addition, we may have imposed upon us burdensome requirements, including:

      o     registration as an investment company;

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

      Risks associated with our acquisition of a target business in the PRC

Adverse changes in economic policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for products we ultimately produce or sell, or services we offer, following a business combination.

      Since the late 1970's, the Chinese government has been reforming the economic system in China. These reforms have resulted in significant economic growth. However, we cannot predict the future direction of economic reforms or the effects such measures may have on our future business following a business combination. Any adverse change in the economic conditions in China, in policies of the Chinese government or in laws and regulations in China, could have a material adverse effect on the overall economic growth of China and the development of the target business.

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

      Because our objective is to acquire a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 8.11 against the dollar, amounting to a 2% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could cause the cost of a target business as measured in dollars to increase.

Recent changes in the PRC's currency policies may cause a target business' ability to succeed in the international markets to be diminished.

      Historically, the PRC "pegged" its currency to the United States dollar. This meant that each unit of Chinese currency had a set ratio for which it could be exchanged for United States currency, as opposed to having a floating value like other countries' currencies. Many countries argued that this system of keeping the Chinese currency low when compared to other countries gave Chinese companies an unfair price advantage over foreign companies. Due to mounting pressure from outside countries, the PRC recently reformed its economic policies to establish a floating value. As a result of this policy reform, target companies may be adversely affected since the competitive advantages that existed as a result of the former policies will cease. We cannot assure you that a target business with which we consummate a business combination will be able to compete effectively with the new policies in place.

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

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our executive offices at 105 West 13th Street, Suite 7A, New York, New York pursuant to an agreement with BZB Leasing, Inc. We pay BZB Leasing a monthly fee of $7,500 for providing us with office space and certain office and secretarial services. We consider our current office space adequate for our current operations.

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

                                      Units        Common Stock        Warrants
                                      -----        ------------        --------
                                  High      Low     High    Low     High     Low
                                  ----      ---     ----    ---     ----     ---
2006:
     Second Quarter* .........    14.50    13.75    8.30    7.98    3.05    2.86
     First Quarter ...........    15.50    10.75    8.85    6.80    3.27    1.99

2005:
     Fourth Quarter ..........    10.60     6.65    6.75    5.15    2.07    0.93
     Third Quarter ...........     7.95     6.60    5.45    5.10    1.20    0.83
     Second Quarter ..........     7.15     6.50    5.52    5.05    0.98    0.75
     First Quarter ...........     7.75     6.60    5.60    5.10    1.12    0.80

2004:
     Fourth Quarter ..........     7.00     5.95    5.10    4.75    0.80    0.60

*Through April 13, 2006

Holders

      As of April 13, 2006, there was one holder of record of our units, ten holders of record of our common stock and one holder of record of our warrants.

Dividends

      We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

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

      We paid a total of $1,656,000 in underwriting discounts and commissions and approximately $787,000 for other costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $18,318,000, of which $17,595,000 was deposited into a trust fund and the remaining proceeds ($723,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $544,962 in interest through December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      We were formed on May 7, 2004 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company that has its primary operating facilities located in the PRC. Until consummation of our initial public offering in November 2005, all of our activity related to our formation and initial public offering. Since November 2005, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

      Net loss of $130,181 for the fiscal year ended December 31, 2005 consisted of $90,000 expense for rent, $85,523 for income taxes, $23,000 for capital taxes, $132,201 for professional fees, $48,247 expense for officer liability insurance, $141,014 for travel expenses and $30,508 for other expenses. Interest income on the trust fund investment, excluding deferred interest, for the fiscal year ended December 31, 2005 was $420,312.

      Net loss of $122,930 for the fiscal year ended December 31, 2004 consisted of $9,000 expense for rent, $37,091 for taxes, $66,598 for professional fees, $5,984 expense for officer liability insurance, $24,236 for travel expenses and $1,247 for other expenses. Interest income on the trust fund investment, excluding deferred interest, for the fiscal year ended December 31, 2004 was $21,226.

      $17,595,000 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $678,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2005, we had cash outside of the trust fund of $81,161 and total liabilities of $316,913, leaving us with working a capital deficiency outside the trust of $(235,752). We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

      We are obligated to pay to BZB Leasing a monthly fee of $7,500 for general and administrative services. In addition, in June 2004, Messrs. Cheung, Li and Preissler advanced an aggregate of $70,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in December 2004 out of proceeds of our initial public offering.

      In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 150,000 units at an exercise price of $9.90 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share. We accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. We estimated that the fair value of this option was approximately $309,000 ($2.06 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.36%, (2) risk-free interest rate of 3.48% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

Off-Balance Sheet Arrangements

      Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 2 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

      This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

      None.

ITEM 8A. CONTROL AND PROCEDURES

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

      Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

      Our current directors and executive officers are as follows:

       Name                     Age         Position
       ----                     ---         --------
       Chih T. Cheung           35          Chairman of the Board

       James Z. Li              37          Chief Executive Officer and Director

       James Preissler          34          Chief Financial Officer and
                                            Secretary

       Dr. Jian Gao             55          Director

       James T. Mauck           47          Director

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

Code of Ethics

      In November 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report. Requests for copies of our code of ethics should be sent in writing to China Unistone Acquisition Corporation, 105 West 13th Street, Suite 7A, New York, New York 10011.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

      No compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

      Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2006 by:

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

                                           Amount and Nature
                                             of Beneficial
Name and Address of Beneficial Owner(1)        Ownership       Percent of Class
---------------------------------------        ---------       ----------------

Chih T. Cheung                                 216,000(2)            5.1%

James Z. Li                                    216,000(3)            5.1%

James Preissler                                96,750(4)             2.3%

Dr. Jian Gao((5))                                56,250              1.3%

James T. Mauck((6))                            56,250(7)             1.3%

Craig Samuels((8))                              534,500              12.7%

Jack Silver((9))                            309,000((1)(0))          7.4%

Sapling, LLC((11))                              230,950              5.5%

Perfect Blazon Co., Ltd.((1)(2))                 75,000              1.8%

All directors and executive officers as      641,250(1(3))           15.3%
a group (5 individuals)

----------
(1) Unless otherwise indicated, the business address of each of the following is 105 West 13th Street, Suite 7A, New York, New York 10011.

(2) Does not include 194,872 shares of common stock issuable upon exercise of warrants held by Mr. Cheung that are not currently exercisable and may not become exercisable within 60 days.

(3) Does not include 294,870 shares of common stock issuable upon exercise of warrants held by Mr. Li that are not currently exercisable and may not become exercisable within 60 days.

(4) Does not include 310,258 shares of common stock issuable upon exercise of warrants held by Mr. Preissler that are not currently exercisable and may not become exercisable within 60 days.

(5) The business address of Dr. Gao is China Development Bank, 29 Fuchengmenwai Street, Xicheng District, Beijing 100037, People's Republic of China.

(6) The business address of Mr. Mauck is R.R. Donnelley, Room 1001, One Corporate Avenue, No. 222 Hu Bing Road, Shanghai, People's Republic of China, 200021.

(7) Does not include 100,000 shares of common stock issuable upon exercise of warrants held by Mr. Mauck that are not currently exercisable and may not become exercisable within 60 days.

(8) The business address of Mr. Samuels is 13990 Rancho Dorado Bend, San Diego, California 92130. The information is derived from a Schedule 13G filed by such individual with the Securities and Exchange Commission on January 10, 2005.

(9) The business address of Mr. Silver is 660 Madison, Avenue, New York, New York 10021.

(10) Jack Silver beneficially owns 309,000 shares of Common Stock of China Unistone Acquisition Corporation representing 7.4% of the outstanding Common Stock. Such shares of Common Stock beneficially owned by Mr. Silver include (i) 10,000 shares of Common Stock held by Sherleigh Associates Inc. Profit Sharing Plan ("Sherleigh Profit"), a trust of which Mr. Silver is the trustee and (ii) 299,000 shares of Common Stock held by Sherleigh Associates Inc. Defined Benefit Pension Plan ("Sherleigh Defined"), a trust of which Mr. Silver is the trustee, but excludes (i) warrants to purchase 75,000 shares of Common Stock held by Sherleigh Profit and (ii) warrants to purchase 598,000 shares of Common Stock held by Sherleigh Defined.. The information is derived from a Schedule 13G filed by such entity with the Securities and Exchange Commission on February 13, 2006.

(11) The business address of Sapling, LLC is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Fir Tree Value Master Fund, LP, a Cayman Islands exempted limited partnership, is the sole member of Sapling, LLC and Fir Tree, Inc., a New York corporation, is the manager of Sapling, LLC. The information is derived from a Schedule 13G filed by such entity with the Securities and Exchange Commission on February 11, 2005.

(12) The business address of Perfect Blazon Co., Ltd. Is ATC Trustees (BVI) Limited, 2nd Floor, Abbott Building, Road Town, Tortola, British Virgin Islands. Philip Wu, the first director of Perfect Blazon Co., exercises voting and dispositive power of the securities held by Perfect Blazon Co.

(13) Does not include 900,000 shares of common stock issuable upon exercise of warrants held by our officers and directors that are not currently exercisable and may not become exercisable within 60 days.

      All 750,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

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

      During 2004, Chih T. Cheung, James Z. Li and James Preissler advanced $70,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of June 14, 2005 or the consummation of our initial public offering. This loan was repaid in November 2004.

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

ITEM 13. EXHIBITS

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

      10.14 Registration Rights Agreement among the Registrant and the Founders. (1)

      10.15 Warrant Purchase Agreement among Chih T. Cheung, James Z. Li and James Preissler and EarlyBirdCapital, Inc. (1)

      10.16 Securities Purchase Agreement among Registrant, Yucheng Technologies Limited, Sihitech Company Limited, Mega Capital Group Services Limited, Profit Loyal Consultants Limited, Elite Concord International Limited, China Century Holdings Group Limited, Shinning Growth Investment Group Limited, Chih Cheung, James Li, James Preissler, for the acquisition of Ahead Billion Venture Limited, and Port Wing Development Company Limited, dated December 20, 2005. (2)

      10.17 Acquisition Agreement for the equity interests of Beijing Sihitech Co., Ltd. among Beijing Xinyuan Tianyu Technologies Co., Ltd., Beijing Zhanheng Jiyuan Software Technologies Co., Ltd., Beijing Sihitech Co., Ltd., Ahead Billion Venture Limited and Scheduled Individual Shareholders dated December 20, 2005. (2)

      10.18 Acquisition Agreement for the equity interests of Beijing e-Channels Century Technology Co., Ltd. among Beijing
                  e-Channels Coordination Technology Co., Ltd., Beijing e-Channels Century Technology Co., Ltd., Port Wing Development Company Limited and Scheduled Individual Shareholders dated December 20, 2005. (2)

      10.19 Yucheng Technologies Limited - Memorandum of Association dated November 17, 2005. (2)

      10.20 Yucheng Technologies Limited - Articles of Association dated November 17, 2005. (2)

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-117639).

      (2) Current Report on Form 8-K dated December 20, 2005 and filed with the SEC on December 27, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The firm of Goldstein, Golub, Kessler LLP ("GGK") acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

      During the fiscal year ended December 31, 2005, we paid or expect to pay our principal accountant $15,000, for the services they performed in connection with the review of our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. In addition, we expect to pay approximately $15,000 in connection with our December 31, 2005 audit.

      During the fiscal year ended December 31, 2004, we paid our principal accountant $25,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2004, and $10,188 in connection with the December 31, 2004 audit.

Audit-Related Fees

      During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

      During 2005, we paid TBS $2,500 for tax compliance services in connection with our 2004 tax return.

All Other Fees

      During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

      We currently do not have an audit committee. However, our board of directors has approved the services described above.

                     China Unistone Acquisition Corporation
                    (a corporation in the development stage)

Report of Independent Registered Public Accounting Firm                      F-2

Financial Statements:

    Balance Sheets                                                           F-3
    Statements of Operations                                                 F-4
    Statements of Stockholders' Equity                                       F-5
    Statements of Cash Flows                                                 F-6

Notes to Financial Statements                                          F-7- F-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors
China Unistone Acquisition Corporation

We have audited the accompanying consolidated balance sheets of China Unistone Acquisition Corporation and subsidiary (a corporation in the development stage) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from May 7, 2004 (inception) to December 31, 2004 and the cumulative period from May 7, 2004 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Unistone Acquisition Corporation and subsidiary as of December 31, 2005, and the results of their operations and cash flows for the year ended December 31, 2005, the period from May 7, 2004 (inception) to December 31, 2004 and the cumulative period from May 7, 2004 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that China Unistone Acquisition Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Company will face a mandatory liquidation no later than November 18, 2006 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 9 of the notes to the consolidated financial statements, subsequent to year end the Company agreed to purchase all the outstanding stock of two entities and merge those entities into the Company.

/s/ Goldstein Golub Kessler LLP

Goldstein Golub Kessler LLP
New York, New York

March 13, 2006

                                      China Unistone Acquisition Corporation and
                                                                      Subsidiary
                                        (a corporation in the development stage)

                                                                   Balance Sheet

================================================================================

                                                                    December 31,
                                                                        2005
--------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                             $     81,161
  Investments held in Trust Fund - at fair market value
    (Note 2)                                                         18,139,962
                                                                   ------------
Total current assets                                                 18,221,123
Deferred tax asset                                                      141,159
--------------------------------------------------------------------------------
Total assets                                                       $ 18,362,282
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                 $     20,000
  Deferred Interest income                                              108,688
  Taxes payable                                                         188,225
--------------------------------------------------------------------------------

    Total current liabilities                                           316,913
--------------------------------------------------------------------------------

Common stock, subject to possible conversion,
  689,655 shares at conversion value (Note 2)                         3,517,241
--------------------------------------------------------------------------------

Commitment and Contingency

Stockholders' equity (Notes 2, 3 and 4)
  Preferred stock, $.0001 par value, Authorized
    1,000,000 shares; none issued
  Common stock, $.0001 par value
    Authorized 20,000,000 shares
    Issued and outstanding 4,200,000 shares                                 420
      (which includes 689,655 shares subject to possible
      conversion)
  Additional paid-in capital                                         14,780,819
  Deficit accumulated during the development stage                     (253,111)
--------------------------------------------------------------------------------
    Total stockholders' equity                                       14,528,128
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $ 18,362,282
                                                                   ------------
================================================================================

              The accompanying notes should be read in conjunction
                  with the consolidated financial statements.

                                      China Unistone Acquisition Corporation and
                                                                      Subsidiary
                                        (a corporation in the development stage)

                                                         Statement of Operations
================================================================================

                                                            For the Year      For the Period     For the Period
                                                           Ended December    from May 7, 2004    from May 7, 2004
                                                              31, 2005        (inception) to     (inception) to
                                                                             December 31, 2004   December 31, 2005
------------------------------------------------------------------------------------------------------------------
Income:
     Interest Income                                         $  420,312         $   21,226           $ 441,538

------------------------------------------------------------------------------------------------------------------
Expenses:
      Investment advisory                                         7,400             50,000              57,400
      Tax expenses                                               23,000             37,091              60,091
      Travel and entertainment                                  141,014             24,236             165,250
      Accounting expenses                                        77,432             12,500              89,932
      Rent and office expense                                    90,000              9,000              99,000
      Insurance expense                                          48,247              5,984              54,231
      Legal expense                                              47,369              4,098              51,467
      Formation, operating and bank costs                        30,508              1,247              31,755
------------------------------------------------------------------------------------------------------------------
                Total Expenses                                  464,970            144,156             609,126
------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                          (44,658)          (122,930)           (167,588)

Provision for income taxes                                       85,523                 --              85,523
------------------------------------------------------------------------------------------------------------------
Net loss for the period                                      $ (130,181)        $ (122,930)          $(253,111)
==================================================================================================================

Net loss per share basic and diluted                         $    (0.03)        $    (0.09)

Weighted average shares outstanding                           4,200,000          1,300,840
------------------------------------------------------------------------------------------------------------------

              The accompanying notes should be read in conjunction
                   with the consolidated financial statements.

                                      China Unistone Acquisition Corporation and
                                                                      Subsidiary
                                        (a corporation in the development stage)

                                               Statement of Stockholders' Equity
================================================================================

                                                                                               Deficit
                                                                                             Accumulated
                                                           Common Stock                      During the
                                                       --------------------  Addition paid-  Development
                                                          Shares    Amount     in capital       Stage         Total
                                                       ----------------------------------------------------------------
Sale of 750,000 shares of common                          750,000    $ 75    $    24,925            --     $    25,000
  stock to initial stockholders as of
  May 7, 2004 at $.0333 per share
Sale of 3,450,000 units, net of                         3,450,000     345     18,273,035            --      18,273,380
  underwriters' discount and
  offering expenses (includes 689,655
  shares subject to possible conversion)
Proceeds subject to possible conversion                        --      --     (3,517,241)           --      (3,517,241)
  of 689,655 shares

Proceeds from issuance of option                               --      --            100            --             100

Net loss for the period                                        --      --             --      (122,930)       (122,930)
                                                        ---------    ----    -----------     ---------     -----------
Balance, December 31, 2004                              4,200,000    $420    $14,780,819     $(122,930)    $14,658,309
                                                        =========    ====    ===========     =========     ===========
Net loss for the year ended
  December 31, 2005                                            --      --             --      (130,181)       (130,181)
                                                        ---------    ----    -----------     ---------     -----------
Balance, December 31, 2005                              4,200,000    $420    $14,780,819     $(253,111)    $14,528,128
                                                        =========    ====    ===========     =========     ===========

                                                       ================================================================

              The accompanying notes should be read in conjunction
                   with the consolidated financial statements.

                                      China Unistone Acquisition Corporation and
                                                                      Subsidiary
                                        (a corporation in the development stage)

                                                         Statement of Cash Flows
================================================================================

                                                                    For the Year       For the Period      For the Period
                                                                 Ended December 31,   from May 7, 2004    from May 7, 2004
                                                                        2005           (inception) to      (inception) to
                                                                                      December 31, 2004  December 31, 2005
----------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
     Net loss                                                        $(130,181)          $  (122,930)         $  (253,111)
     Adjustments to reconcile net loss to net cash
             used in operating activities
   Deferred taxes                                                     (141,159)                   --             (141,159)
   Changes in operating assets and liabilities:
   Accrued interest on investments                                    (518,433)              (26,529)            (544,962)
     Decrease (Increase) in prepaid expenses                            47,016               (47,016)                  --
     (Decrease) Increase in income tax payable                         151,134                37,091              188,225
     Increase in deferred interest income                              103,385                 5,303              108,688
     Increase in accrued expenses                                       (2,567)               22,567               20,000
----------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                    (490,805)             (131,514)            (622,319)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
      Investment in Trust Fund                                              --           (17,595,000)         (17,595,000)
----------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                         --           (17,595,000)         (17,595,000)
----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Gross Proceeds                                                         --            20,700,000           20,700,000
       Proceeds from sale of shares of common stock                         --                25,000               25,000
       Proceeds from issuance of option                                     --                   100                  100
       Proceeds from stockholder loans                                      --                70,000               70,000
       Payments of stockholder loan                                         --               (70,000)             (70,000)
       Payment of costs of public offering                            (124,781)           (2,301,839)          (2,426,620)
----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                   (124,781)           18,423,261           18,298,480
----------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                      $(615,586)          $   696,747               81,161
Cash at beginning of the period                                        696,747                    --                   --
----------------------------------------------------------------------------------------------------------------------------
Cash at end of the period                                            $  81,161           $   696,747          $    81,161
============================================================================================================================
Supplementary information:
Cash paid for taxes                                                  $  98,549           $        --          $    98,549
============================================================================================================================

              The accompanying notes should be read in conjunction
                   with the consolidated financial statements.

                           China Unistone Acquisition Corporation and Subsidiary
                                        (a corporation in the development stage)

                                      Notes to Consolidated Financial Statements

1. Organization and                China Unistone Acquisition Corporation was
   Business Operations             incorporated in May 7, 2004 as a blank check
                                   company whose objective is to acquire an operating business that has its primary operating facilities located in the People's
                                   Republic of China.

                                   The accompanying consolidated financial
                                   statements include the accounts of China
                                   Unistone Acquisition Corporation and its wholly owned subsidiary Yucheng Technologies Ltd. (collectively referred to as the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

                                   All activity from May 7, 2004 (inception) through December 31, 2005 relates to the Company's formation and initial public offering described below. The Company has selected December 31 as its year end.

 2. Summary of Significant         The Company maintains cash in bank deposit
    Accounting Policies            accounts which, at times, exceed federally
                                   insured limits. The Company has not
                                   experienced any losses on these amounts. The
                                   Company considers all short term investments with maturities of three months or less to be cash equivalents

                                   The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                                   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Actual results could differ from those estimates.

                                   Deferred income taxes are provided for the difference of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to amount expected to be realized.

                                   Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share gives the effect to dilutive options, warrants and other potential common stock outstanding during the period. Potential common stock has not been included in the computation of diluted loss per share as the effect would be, antidilutive. As of December 31, 2005 and 2004, 7,350,000 shares underlying options and warrants have not been included since the effect would be antidilutive.

                           China Unistone Acquisition Corporation and Subsidiary
                                        (a corporation in the development stage)

                                      Notes to Consolidated Financial Statements

                                   In December 2004, the Financial Accounting
                                   Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123(R)"), "Share Based Payment". SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006. The Company does not believe that the adoption of SFAS 123(R) will have a significant impact on its financial condition or results of operations.

                                   Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

                                   For compatibility, certain 2004 amounts have been reclassified where appropriate to conform to the financial statement presentation used in 2005.

3. Initial Public Offering         The registration statement for the Company's
                                   initial public offering ("Offering") was declared effective November 18, 2004. The
                                   Company consummated the offering on November
                                   24, 2004 and received net proceeds of
                                   approximately $18,273,000. The Company sold
                                   3,450,000 units ("Units") in the Offering, which included all of the 450,000 units subject to the underwriters' overallotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase
                                   Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company also issued an option ("Option"), for $100, to EarlyBirdCapital, Inc. ("EBC"), the representative of the underwriters, to purchase 150,000 Units at an exercise price of $9.90 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of the Option is approximately $309,000 ($2.06 per Unit) using a Black-Scholes option-pricing model.
                                   The fair value of the option granted to EBC was estimated as of the date of grant using the following

                           China Unistone Acquisition Corporation and Subsidiary
                                        (a corporation in the development stage)

                                      Notes to Consolidated Financial Statements

                                   assumptions: (1) expected volatility of
                                   51.36%, (2) risk-free interest rate of 3.48% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share.

                                   The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Originally, an amount of approximately $17,595,000 of the net proceeds was being held in an interest-bearing trust account ("Trust Fund") until the earlier of
                                   (i) the consummation of its first Business
                                   Combination or (ii) liquidation of the
                                   Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $18,140,000 at December 31, 2005 and
                                   17,622,000 at December 31, 2004. The excess market value over cost, exclusive of deferred interest, is included in interest income in the accompanying statement of operations. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                                   With respect to a Business Combination which is approved and

                           China Unistone Acquisition Corporation and Subsidiary
                                        (a corporation in the development stage)

                                      Notes to Consolidated Financial Statements

                                   consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99%) of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest in the accompanying December 31, 2005 balance sheet.

                                   The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering).


4. Notes Payable, Stockholders     The Company issued an aggregate of $70,000
                                   unsecured promissory notes to three Initial
                                   Stockholders, who are also officers. The notes were non interest-bearing and were paid following the consummation of the Offering from the net proceeds of such Offering.

5. Commitment                      The Company presently occupies office space
                                   provided by an affiliate of an Initial
                                   Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.
                                   The Company has agreed to pay such affiliate
                                   $7,500 per month

                           China Unistone Acquisition Corporation and Subsidiary
                                        (a corporation in the development stage)

                                      Notes to Consolidated Financial Statements

                                   for such services commencing on the effective date of the Offering. The statement of operations for the periods ended December 31, 2005 and 2004 include $90,000 and $9,000, respectively, related to this agreement.

6. Preferred Stock                 The Company is authorized to issue 1,000,000
                                   shares of preferred stock with such
                                   designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Common Stock                    The Company originally issued 875,000 shares
                                   of common stock to the Initial Stockholders for $25,000. In July, 2004, the Initial
                                   Stockholders contributed an aggregate of
                                   125,000 shares of common stock, at no cost, to the Company which was retired upon receipt. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

                                   As of December 31, 2005, 7,350,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

8. Income Taxes                    The provision for income taxes consist of the
                                   following:

                                               For the period ended December 31,

                                                           2005       2004
                                                           ----       ----
                                   Current:
                                     Federal           $ 141,159          --
                                     State and City       85,523          --
                                                       ---------   ---------

                                   Deferred:
                                     Federal            (141,159)         --
                                     State and City           --          --
                                                       ---------   ---------
                                                       $  85,523          --
                                                       =========   =========

                                   The total provision for income taxes differs from the amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

                           China Unistone Acquisition Corporation and Subsidiary
                                        (a corporation in the development stage)

                                      Notes to Consolidated Financial Statements

                                               For the period ended December 31,

                                                               2005     2004
                                                               -----   -----

                                   Statutory federal
                                     income tax rate          (34.0%)  (34.0%)
                                   Effect State and City
                                     income taxes, net of
                                     federal benefit          (11.8)   (11.8)
                                   (Decrease) increase in
                                     valuation allowance
                                   Effective income tax
                                     rate                      237.3    45.8
                                                               -----   -----
                                                               191.5%     --
                                                               =====   =====

                                   The tax effect of temporary difference that give rise to the net deferred tax asset is as follows:

                                                                  December 31,
                                                                      2005
                                                                  ------------
                                   Interest income deferred
                                     for reporting purposes        $  49,780
                                   Expenses deferred for
                                     income tax purposes           $ 251,463
                                                                   ---------
                                                                     301,243
                                   Valuation allowance              (160,084)
                                                                   ---------
                                   Net deferred tax asset          $ 141,159
                                                                   =========

                                   The Company has recorded a valuation
                                   allowance against its state deferred tax asset and portions of its Federal deferred tax asset for amounts it has not determined will more likely than not be recovered.

9. Subsequent Event                On December 20, 2005, China Unistone entered
                                   into a securities purchase agreement with the shareholders of two companies, Ahead Billion
                                   Venture Limited ("Sihitech BVI") and Port
                                   Wing Development Company Limited (e-Channels
                                   BVI"), both organized under the laws of the British Virgin Islands. Sihitech BVI, at the closing of the securities purchase agreement, will own all the equity interests of Beijing
                                   Sihitech Co., Ltd. and its subsidiaries and controlled companies ("Sihitech"), and e-Channels BVI will own all the equity interests of Beijing e-Channels Century
                                   Technology Co., Ltd. ("e-Channels"). The selling stockholders are six British Virgin
                                   Islands companies, three of which hold all the outstanding stock of Sihitech BVI and three of which hold all the outstanding stock of e-Channels BVI. These stock holding companies are owned by the original investors and management, and their affiliates, of Sihitech and e-Channels, respectively. The acquisition of Sihitech BVI and e-Channels
                                   BVI will be through Yucheng Technologies
                                   Limited ("Yucheng"), a British Virgin Islands company, and a wholly owned

                           China Unistone Acquisition Corporation and Subsidiary
                                        (a corporation in the development stage)

                                      Notes to Consolidated Financial Statements

                                   subsidiary of China Unistone.

                                   At the closing, subject to adjustments and holdback amounts, the selling stockholders of Sihitech BVI will be paid $2,731,884 or cash in the amount equal to the total current assets minus the total current liabilities of Sihitech at closing, whichever is lower, and an aggregate of 3,754,484 ordinary shares of Yucheng. At the closing, subject to adjustments and holdback amounts, the selling stockholders of e-Channels will be paid $1,268,116 or cash in the amount equal to the total current assets minus the total current liabilities of e-Channels, whichever is lower, and an aggregate of 1,573,320 ordinary shares of Yucheng. Of the cash portion of the aggregate proceeds, $250,000 will be held back for one year to secure certain indemnification obligations of the selling stockholders. Of the aggregate number of shares to be issued in the acquisition, a total of 1,443,384 are contingent upon the audited 2005 and 2006 financial performances of e-Channels and Sihitech. As additional purchase price, the selling stockholders may receive up to an aggregate of $10,000,000 and up to 952,832 ordinary shares if certain performance and other conditions are met.

                                   Together, Sihitech and e-Channels provide call center platform, web banking software and other IT solutions and services to top-tier local banks in China. Both companies have substantial reputations within their industry segments with proven management and a successful operating track record. Together they have six operating subsidiaries which include Sihitech, e-Channels, Beijing Sihitech Software, Shanghai Sihitech, Shanghai Sihitech Software and Guangzhou Sihitech, two representative offices in Fuzhou and Xian, and a combined employee staff of 390 employees, 85% of which are software developers. Each of Sihitech and e-Channels operate in the People Republic of China, and are formed under Chinese law.

                                   As part of the acquisition of Sihitech BVI and e-Channels BVI, China Unistone will merge with and into Yucheng resulting in Yucheng being the public reporting company and governed by the laws of the British Virgin Islands.

                                   The acquisitions by and the merger with
                                   Yucheng are both subject to approval by the stockholders of China Unistone, and it is expected that the approval will be sought during the second quarter of 2006 at a special meeting called for that purpose. Consummation of the transactions will occur promptly thereafter, if approved.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2006.

                       CHINA UNISTONE ACQUISITION CORPORATION

                       By: /s/ James Z. Li
                           ---------------
                           James Z. Li
                           Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                  Title                             Date
----                                  -----                             ----

/s/ Chih T. Cheung       Chairman of the Board                    April 14, 2006
------------------
Chih T. Cheung

/s/ James Z. Li          Chief Executive Officer (Principal       April 14, 2006
---------------          Executive Officer)
James Z. Li

/s/ James Preissler      Chief Financial Officer and Secretary    April 14, 2006
-------------------      (Principal Financial and Accounting
James Preissler          Officer


/s/ Jian Gao             Director                                 April 14, 2006
------------
Dr. Jian Gao

/s/ James T. Mauck       Director                                 April 14, 2006
------------------
James T. Mauck