Form 10QSB
period 2006-03-31
China Unistone Acquisition CORP
filed 2006-05-22
CIK 1294248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2006

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

      As of May 19, 2006, 4,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----

Part I:  Financial Information:

        Item 1 -Financial Statements (Unaudited):

           Balance Sheet                                                      3

           Statements of Operations                                           4

           Statements of Stockholders' Equity                                 5

           Statements of Cash Flows                                           6

           Notes to Financial Statements                                      7

        Item 2 - Management's Discussion and Analysis or
                 Plan of Operation                                           12

        Item 3 - Controls and Procedures                                     14

Part II.  Other Information

        Item 2 - Unregistered Sales of Equity Securities and
                 Use of Proceeds                                             15

        Item 6 - Exhibits                                                    15

Signatures                                                                   16

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Condensed Balance Sheet
================================================================================

                                                                                                  March 31,            December 31,
                                                                                                     2006                  2005
                                                                                                 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash                                                                                       $     15,663          $     81,161
      Investments held in Trust Fund - at fair market value (Note 2)                               18,321,402            18,139,962
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                               18,337,065            18,221,123

      Deferred Tax Asset                                                                              190,762               141,159
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 18,527,827          $ 18,362,282
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accrued expenses                                                                         $    206,250          $     20,000
        Deferred Interest income                                                                      145,003               108,688
        Taxes payable                                                                                 273,693               188,225
        Note Payable - stockholder                                                                     29,980                    --
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                  654,926               316,913
------------------------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    689,655 shares at conversion value (Note 2)                                                     3,517,241             3,517,241
------------------------------------------------------------------------------------------------------------------------------------

Commitment and Contingency

Stockholders' equity (Notes 2, 3 and 4)
      Preferred stock, $.0001 par value, Authorized                                                        --                    --
            1,000,000 shares; none issued
      Common stock, $.0001 par value
           Authorized 20,000,000 shares
           Issued and outstanding 4,200,000 shares                                                        420                   420
               (which includes 689,655 subject to possible conversion)
      Additional paid-in capital                                                                   14,780,819            14,780,819
      Deficit accumulated during the development stage                                               (425,579)             (253,111)
------------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                                14,355,660            14,528,128
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $ 18,527,827          $ 18,362,282
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

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Condensed Statement of Operations
                                                                     (unaudited)
================================================================================

                                                                                                                     For the Period
                                                                       For the Three          For the Three         from May 7, 2004
                                                                        Months Ended          Months Ended           (inception) to
                                                                       March 31, 2005        March 31, 2006          March 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Income:
     Interest Income                                                    $    81,031            $   145,441            $   586,979
------------------------------------------------------------------------------------------------------------------------------------
Expenses:
      Investment advisory                                                     7,000                 10,942                 68,342
      Tax expense                                                            33,511                  5,813                 65,904
      Travel and entertainment                                               15,925                 44,329                209,579
       Accounting expenses                                                       --                 28,894                118,826
       Rent expense                                                          22,500                 22,500                121,500
      Insurance expense                                                      10,500                 11,494                 65,725
      Legal expense                                                              --                151,683                203,151
      Formation, operating and bank costs                                     3,235                 12,201                 43,955
------------------------------------------------------------------------------------------------------------------------------------
                Total Expenses                                               92,671                287,856                896,982
------------------------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                                  $   (11,640)           $  (142,415)           $  (310,003)
------------------------------------------------------------------------------------------------------------------------------------

       Provision for income taxes                                                --                 30,053                115,576

Net loss for the period                                                 $   (11,640)           $  (172,468)           $  (425,579)
====================================================================================================================================

Net loss per share basic and diluted                                    $     (0.00)           $     (0.04)           $     (0.16)

Weighted average shares outstanding                                       4,200,000              4,200,000              2,654,414
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

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                     Condensed Statement of Stockholders' Equity
================================================================================

                                                                                                      Deficit
                                                                                                    Accumulated
                                                             Common Stock          Addition         During the
                                                        ---------------------       paid-in         Development
                                                         Shares        Amount       capital            Stage             Total
                                                        --------------------------------------------------------------------------
Balance, May 7, 2004 (inception)                               --      $  --      $         --       $       --       $         --

Sale of 750,000 shares of common                          750,000      $  75      $     24,925               --       $     25,000
   stock to initial stockholders as of
   May 7, 2004 at $.0333 per share
Sale of 3,450,000 units, net of                         3,450,000        345        18,273,035               --         18,273,380
   underwriters' discount and offering
   expenses (includes 689,655 shares
   subject to possible conversion)
Proceeds subject to possible conversion of                     --         --        (3,517,241)              --         (3,517,241)
   689,655 shares

Proceeds from issuance of option                               --         --               100               --                100

Net loss for the period                                        --         --                --         (122,930)          (122,930)
                                                        ---------      -----      ------------       ----------       ------------

Balance, December 31, 2004                              4,200,000      $ 420      $ 14,780,819       $ (122,930)      $ 14,658,309
                                                        =========      =====      ============       ==========       ============

Net loss for the period                                        --         --                --         (130,181)          (130,181)
                                                        ---------      -----      ------------       ----------       ------------

Balance, December 31, 2005                              4,200,000      $ 420      $ 14,780,819       $ (253,111)      $ 14,528,128
                                                        =========      =====      ============       ==========       ============

Net loss for the three months ended                            --         --                --         (172,468)          (172,468)
   March 31, 2006 (unaudited)
                                                        ---------      -----      ------------       ----------       ------------

Balance, March 31, 2006 (unaudited)                     4,200,000      $ 420      $ 14,780,819       $ (425,579)      $ 14,355,660
                                                        =========      =====      ============       ==========       ============
                                                        ==========================================================================
                                                                                      See Notes to Unaudited Financial Statements.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Condensed Statement of Cash Flows
                                                                     (unaudited)
================================================================================

                                                                                                                     For the period
                                                                           For the Three        For the Three       from May 7, 2004
                                                                           Months Ended         Months Ended         (inception) to
                                                                          March 31, 2005       March 31, 2006        March 31, 2006
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
      Net loss                                                            $    (11,640)         $   (172,468)         $   (425,579)
      Adjustments to reconcile net loss
        to net cash used in operating activities
        Deferred taxes                                                              --               (49,603)             (190,762)
      Accrued interest on investments                                         (100,915)             (181,440)             (726,402)
      Decrease in prepaid expenses                                              13,500                    --                    --
      Increase in income tax payable                                           (21,960)               85,468               273,693
      Increase in deferred interest income                                      19,884                36,315               145,003
      (Decrease) Increase in accrued expenses                                   (8,567)              186,250               206,250
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                            (109,698)              (95,478)             (717,797)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
      Investment in Trust Fund                                                      --                    --           (17,595,000)
------------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                                 --                    --           (17,595,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
      Gross proceeds of public offering                                             --                    --            20,700,000
       Proceeds from sale of shares of common stock                                 --                    --                25,000
       Proceeds from issuance of option                                             --                    --                   100
       Proceeds from stockholder loans                                              --                29,980                99,980
       Payments of stockholder loan                                                 --                    --               (70,000)
       Payment of costs of public offering                                    (124,781)                   --            (2,426,620)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                           (124,781)               29,980            18,328,460
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                               (234,479)              (65,498)               15,663
Cash at beginning of the period                                                696,747                81,161                    --
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of the period                                                 $    462,268          $     15,663          $     15,663
====================================================================================================================================
Supplementary information:
Cash paid for taxes                                                                 --                    --          $     98,549
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

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

1. Basis of Presentation      The financial statements at March 31, 2006 and for
                              the periods ended March 31, 2006 are unaudited. In the opinion of management, all adjustments
                              (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Unistone Acquisition Corporation
                              (the "Company") as of March 31, 2006, the results of its operations for the three month period ended
                              March 31, 2006 and the three month period ended
                              March 31, 2005, the results of its operations and cash flows for the three month period ended March
                              31, 2006, the three month period ended March 31, 2005 and the period from May 7, 2004 (inception) through March 31, 2006 and its stockholders' equity for the three months ended March 31, 2006.
                              Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

                              The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2005. The December 31, 2005 balance sheet has been derived from the audited financial statements.

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

2. Organization and           The registration statement for the Company's
   Business Operations        initial public offering ("Offering") was declared
                              effective November 18, 2004. The Company consummated the offering on November 24, 2004 and received net proceeds of approximately $18,273,000
                              (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Originally, an amount of approximately $17,595,000 of the net proceeds was being held in an interest-bearing trust account ("Trust Fund") until the

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              earlier of (i) the consummation of its first
                              Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $18,321,000 at March 31, 2006. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                              The Company has signed a definitive agreement for the acquisition of a target business (see Note 5) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 750,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable.

                              With respect to a Business Combination which if approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

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

3. Initial Public Offering    On November 24, 2004, the Company sold 3,450,000
                              units ("Units") in the Offering, which included all of the 450,000 units subject to the underwriters' overallotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common
                              Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring five years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued, for $100, an option to the representative of the underwriters to purchase 150,000 Units at an exercise price of $9.90 per Unit. In connection with this Offering, the Company also issued an option ("Option"), for $100, to EarlyBirdCapital, Inc., the representative of the underwriters, to purchase
                              150,000 Units at an exercise price of $9.90 per Unit. The Company accounted for the fair value of the Option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of the Option is approximately $309,000 ($2.06 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 51.36%, (2) risk-free interest rate of 3.48% and (3) expected life of 5 years. The Option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the Option (the difference between the exercise prices of the Option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share.

4. Note Payable,              During the three months ended March 31, 2006, the
   Stockholder                Company issued a $29,980 unsecured promissory note
                              to an Initial Stockholder, who is also an officer.
                              The note is repayable following the consummation of the Business Combination.

5. Common Stock               The Company originally issued 875,000 shares of
                              common stock to the Initial Stockholders for $25,000. In July, 2004, the Initial Stockholders contributed an aggregate of 125,000 shares of common stock, at no cost, to the Company which were retired upon receipt. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the stock split.

                              As of March 31, 2006, 7,350,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

6. Proposed Business          On December 20, 2005, the Company entered into a
   Combination                securities purchase agreement with the
                              shareholders of two companies, Ahead Billion
                              Venture Limited ("Sihitech BVI") and Port Wing
                              Development Company Limited (e-Channels BVI"), both organized under the laws of the British
                              Virgin Islands. Sihitech BVI, at the closing of the securities purchase agreement, will own all the equity interests of Beijing Sihitech Co., Ltd.
                              and its subsidiaries and controlled companies
                              ("Sihitech"), and e-Channels BVI will own all the equity interests of Beijing e-Channels Century
                              Technology Co., Ltd. ("e-Channels"). The selling stockholders are six British Virgin Islands companies, three of which hold all the outstanding stock of Sihitech BVI and three of which hold all the outstanding stock of e-Channels BVI. These stock holding companies are owned by the original investors and management, and their affiliates, of Sihitech and e-Channels, respectively. The acquisition of Sihitech BVI and e-Channels BVI will be through Yucheng Technologies Limited

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              ("Yucheng"), a British Virgin Islands company, and a wholly owned subsidiary of the Company.

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

                              As part of the acquisition of Sihitech BVI and e-Channels BVI, the Company will merge with and into Yucheng resulting in Yucheng being the public reporting company and governed by the laws of the British Virgin Islands.

                              The acquisitions by and the merger with Yucheng are both subject to approval by the Company's stockholders, and it is expected that the approval will be sought during the second quarter of 2006 at a special meeting called for that purpose. Consummation of the transactions will occur promptly thereafter, if approved.

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

Results of Operations

      For the three months ended March 31, 2006, we had a net loss of $172,468, attributable to $22,500 expense for rent, $35,866 expense for taxes, $191,519 expense for professional fees, $11,494 expense for officer liability insurance, $44,329 expense for travel and $12,201 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended March 31, 2006, excluding deferred interest, was $145,441.

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

      For the period from May 7, 2004 (inception) through March 31, 2006, we had a net loss of $425,579, consisting of $121,500 expense for rent, $181,480 for taxes, $390,319 for professional fees, $65,725 expense for officer liability insurance, $209,579 for travel expenses and $43,955 for other expenses. Interest income on the trust fund investment, excluding deferred interest, for the period from May 7, 2004 (inception) through March 31, 2006 was $586,979.

      We consummated our initial public offering on November 24, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $20,700,000. We paid a total of $1,656,000 in underwriting discounts and commissions, and approximately $771,000 was paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commission and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into the trust (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $17,981,000 at March 31, 2006. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 24, 2006, assuming that a business combination is not consummated during that time. From November 24, 2004 through November 24, 2006, we anticipate approximately $180,000 for the administrative fee payable to BZB Leasing, Inc. ("BZB") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $80,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $42,000 for director and officer liability insurance premiums. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into a trust fund (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $18,321,000 at March 31, 2006. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

Dated: May 22, 2006

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