Form 10QSB
period 2006-06-30
China Unistone Acquisition CORP
filed 2006-08-21
CIK 1294248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2006

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission File Number 000-50980

                     China Unistone Acquisition Corporation
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                               20-1098541
(State or other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

               105 West 13th Street, Suite 7A, New York, NY 10011
                     (Address of Principal Executive Office)

                                 (646) 383-4832
                (Issuer's Telephone Number, Including Area Code)

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

      As of August 21, 2006, 4,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
Part I: Financial Information:

       Item 1 - Financial Statements (Unaudited):

         Balance Sheet                                                         3

         Statements of Operations                                              4

         Statements of Stockholders' Equity                                    5

         Statements of Cash Flows                                              6

          Notes to Financial Statements                                        7

       Item 2 - Management's Discussion and Analysis
                or Plan of Operation                                          13

       Item 3 - Controls and Procedures                                       15

Part II. Other Information

       Item 2 - Unregistered Sales of Equity Securities
                and Use of Proceeds                                           16

       Item 6 - Exhibits                                                      16

Signatures                                                                    17

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Condensed Balance Sheet
================================================================================

                                                                                                  June 30,             December 31,
                                                                                                    2006                   2005
                                                                                                 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash                                                                                       $      7,325          $     81,161
      Investments held in Trust Fund - at fair market value (Note 2)                               18,528,272            18,139,962
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                               18,535,597            18,221,123

      Deferred Tax Asset                                                                              247,450               141,159
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 18,783,047          $ 18,362,282
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accrued expenses                                                                         $    217,249          $     20,000
        Deferred interest income                                                                      186,357               108,688
        Taxes payable                                                                                 370,539               188,225
        Note Payable - stockholder                                                                     64,980                    --
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                  839,125               316,913
------------------------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,
    689,655 shares at conversion value (Note 2)                                                     3,517,241             3,517,241
------------------------------------------------------------------------------------------------------------------------------------

Commitment and Contingency

Stockholders' equity (Notes 2, 3 and 4)
     Preferred stock, $.0001 par value, Authorized                                                         --                    --
            1,000,000 shares; none issued
     Common stock, $.0001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 4,200,000 shares                                                          420                   420
              (which includes 689,655 subject to possible conversion)
     Additional paid-in capital                                                                    14,780,819            14,780,819
     Deficit accumulated during the development stage                                                (354,558)             (253,111)
------------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                                14,426,681            14,528,128
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $ 18,783,047          $ 18,362,282
====================================================================================================================================

              The accompanying notes should be read on conjunction
               with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Condensed Statement of Operations
                                                                     (unaudited)
================================================================================

                                                                                                                     For the Period
                                                      For the Three   For the Three    For the Six     For the Six  from May 7, 2004
                                                       Months Ended   Months Ended     Months Ended    Months Ended  (inception) to
                                                      June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005   June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Income:
     Interest Income                                   $   165,536     $    95,830     $   310,977     $   176,861     $   752,515

------------------------------------------------------------------------------------------------------------------------------------
Expenses:
      Investment advisory                                       --              --          10,942           7,000          68,342
      Tax expense                                            5,812          20,649          11,625          54,160          71,716
      Travel and entertainment                               6,454          47,967          50,783          63,892         216,033
       Accounting expenses                                   6,000           5,000          34,894           5,000         124,826
       Rent expense                                         22,500          22,500          45,000          45,000         144,000
      Insurance expense                                     11,493          10,500          22,987          21,000          77,218
      Legal expense                                              2           2,387         151,685           2,387         203,152
      Formation, operating and bank costs                    7,909           6,168          20,110           9,403          51,865
------------------------------------------------------------------------------------------------------------------------------------
                Total Expenses                              60,170         115,171         348,025         207,842         957,152
------------------------------------------------------------------------------------------------------------------------------------

Income (Loss) before provision for income
taxes                                                  $   105,366     $   (19,341)    $   (37,049)    $   (30,981)    $  (204,637)

       Provision for income taxes                           34,345              --          64,398              --         149,921
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                       $    71,021     $   (19,341)    $  (101,447)    $   (30,981)    $  (354,558)
====================================================================================================================================

Net income (loss) per share basic and
diluted                                                $      0.01     $     (0.00)    $     (0.03)    $     (0.01)    $     (0.11)

Weighted average shares outstanding                      4,200,000       4,200,000       4,200,000       4,200,000       3,317,647
------------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes should be read on conjunction
               with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                     Condensed Statement of Stockholders' Equity
================================================================================

                                                                                                      Deficit
                                                                                                    Accumulated
                                                          Common Stock             Addition          During the
                                                   --------------------------       paid-in          Development
                                                    Shares          Amount          capital            Stage             Total
                                                   ---------     ------------     ------------      ------------      ------------
Balance, May 7, 2004 (inception)                          --     $         --     $         --      $         --      $         --

Sale of 750,000 shares of
   common stock to initial
   stockholders as of May 7,
   2004 at $.0333 per share                          750,000     $         75     $     24,925                --      $     25,000

Sale of 3,450,000 units, net
   of underwriters' discount
   and offering expenses
   (includes 689,655 shares
   subject to possible
   conversion)                                     3,450,000              345       18,273,035                --        18,273,380
Proceeds subject to possible
   conversion of 689,655 shares                           --               --       (3,517,241)               --        (3,517,241)

Proceeds from issuance of option                          --               --              100                --               100

Net loss for the period                                   --               --               --          (122,930)         (122,930)
                                                   ---------     ------------     ------------      ------------      ------------

Balance, December 31, 2004                         4,200,000     $        420     $ 14,780,819      $   (122,930)     $ 14,658,309
                                                   =========     ============     ============      ============      ============

Net loss for the period                                   --               --               --          (130,181)         (130,181)
                                                   ---------     ------------     ------------      ------------      ------------

Balance, December 31, 2005                         4,200,000     $        420     $ 14,780,819      $   (253,111)     $ 14,528,128
                                                   =========     ============     ============      ============      ============

Net loss for the six months
  ended June 30, 2006
  (unaudited)                                             --               --               --          (101,447)         (101,447)
                                                   ---------     ------------     ------------      ------------      ------------

Balance, June 30, 2006 (unaudited)                 4,200,000     $        420     $ 14,780,819      $   (354,558)     $ 14,426,681
                                                   =========     ============     ============      ============      ============

              The accompanying notes should be read on conjunction
               with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Condensed Statement of Cash Flows
                                                                     (unaudited)
================================================================================

                                                                                                                     For the period
                                                                            For the Six           For the Six       from May 7, 2004
                                                                           Months Ended          Months Ended        (inception) to
                                                                           June 30, 2005         June 30, 2006        June 30, 2006
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
     Net loss                                                              $    (30,981)         $   (101,447)        $   (354,558)
     Adjustments to reconcile net loss to net cash
       used in operating activities
     Deferred taxes                                                                  --              (106,291)            (247,450)
     Interest earned on investments in trust                                   (220,212)             (388,310)            (933,272)
     Decrease in prepaid expenses                                                27,000                    --                   --
     Increase in income tax payable                                              (1,311)              182,314              370,539
     Increase in deferred interest income                                        43,352                77,669              186,357
     (Decrease) Increase in accrued expenses                                     (5,067)              197,249              217,249
------------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                             (187,219)             (138,816)            (761,135)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
      Purchase of short term investments                                       (350,000)                   --                   --
      Investment in Trust Fund                                                       --                    --          (17,595,000)
------------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities                            (350,000)                   --          (17,595,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
     Gross proceeds of public offering                                               --                    --           20,700,000
     Proceeds from sale of shares of common stock                                    --                    --               25,000
     Proceeds from issuance of option                                                --                    --                  100
     Proceeds from stockholder loans                                                 --                64,980              134,980
     Repayment of stockholder loans                                                  --                    --              (70,000)
     Payment of costs of public offering                                       (124,781)                   --           (2,426,620)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                            (124,781)               64,980           18,363,460
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                            $   (662,000)         $    (73,835)               7,325
Cash at beginning of the period                                                 696,747                81,161                   --
------------------------------------------------------------------------------------------------------------------------------------
Cash at end of the period                                                  $     34,747          $      7,325         $      7,325
====================================================================================================================================

Supplementary information:
Cash paid for taxes                                                        $     55,471                    --         $     98,549
====================================================================================================================================

              The accompanying notes should be read on conjunction
               with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

1. Basis of Presentation      The financial statements at June 30, 2006 and for
                              the periods ended June 30, 2006 are unaudited. In the opinion of management, all adjustments
                              (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Unistone Acquisition Corporation
                              (the "Company") as of June 30, 2006, the results of its operations and cash flows for the three month period ended June 30, 2006 and the three month period ended June 30, 2005, the results of its operations and cash flows for the six month period ended June 30, 2006, the six month period ended June 30, 2005 and the period from May 7, 2004 (inception) through June 30, 2006 and its stockholders' equity for the three months ended
                              June 30, 2006 and May 7, 2004 (inception) to June
                              30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

2. Organization and           The registration statement for the Company's
   Business Operations        initial public offering ("Offering") was declared
                              effective November 18, 2004. The Company consummated the offering on November 24, 2004 and received net proceeds of approximately $18,273,000
                              (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Originally, an amount of approximately $17,595,000 of the net proceeds was being held in an interest-bearing trust account ("Trust Fund") until the earlier of
                              (i) the consummation of its first Business
                              Combination or (ii) liquidation of the Company.
                              Under the agreement governing the Trust Fund, funds will only be invested in United States government

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $18,528,000 at June 30, 2006. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                              With respect to a Business Combination which if approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

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

                              In June 2006, the FASB issue Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material affect on the accompanying financial statements.

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

4. Note Payable,              During the six months ended June 30, 2006, the
   Stockholder                Company issued $64,980 in unsecured promissory
                              notes to Initial Stockholders, who are also officers. The note is repayable following the consummation of the Business Combination.

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

                              As of June 30, 2006, 7,350,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

6. Proposed Business          On December 20, 2005, the Company entered into a
   Combination                securities purchase agreement with the
                              shareholders of two companies, Ahead Billion
                              Venture Limited ("Sihitech BVI") and Port Wing
                              Development Company Limited (e-Channels BVI"), both organized under the laws of the British
                              Virgin Islands. Sihitech BVI, at the closing of the securities purchase agreement, will own all the equity interests of Beijing Sihitech Co., Ltd.
                              and its subsidiaries and controlled companies
                              ("Sihitech"), and e-Channels BVI will own all the equity interests of Beijing e-Channels Century
                              Technology Co., Ltd. ("e-Channels"). The selling stockholders are six British Virgin Islands companies, three of which hold all the outstanding stock of Sihitech BVI and three of which hold all the outstanding stock of e-Channels BVI. These stock holding companies are owned by the original investors and management, and their affiliates, of Sihitech and e-Channels, respectively. The acquisition of Sihitech BVI and e-Channels BVI will be through Yucheng Technologies Limited
                              ("Yucheng"), a British Virgin Islands company, and a wholly owned subsidiary of the Company.

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

Results of Operations

      For the three months ended June 30, 2006, we had a net gain of $71,021, attributable to $22,500 expense for rent, $40,159 expense for taxes, $6,000 expense for professional fees, $11,494 expense for officer liability insurance, $6,454 expense for travel and $7,909 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended June 30, 2006, excluding deferred interest, was $165,536.

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

      For the period from May 7, 2004 (inception) through June 30, 2006, we had a net loss of $354,557, attributable to $144,000 expense for rent, $221,637 expense for taxes, $407,820 expense for professional fees, $77,219 expense for officer liability insurance, $216,032 expense for travel and $51,864 for other expenses. Interest income on the trust fund investment and short-term investments for the period May 7, 2004 (inception) to the period ended June 30, 2006, excluding deferred interest, was $752,515.

      We consummated our initial public offering on November 24, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $20,700,000. We paid a total of $1,656,000 in underwriting discounts and commissions, and approximately $771,000 was paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commission and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into the trust (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $18,528,000 at June 30, 2006. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 24, 2006, assuming that a business combination is not consummated during that time. From November 24, 2004 through November 24, 2006, we anticipate approximately $180,000 for the administrative fee payable to BZB Leasing, Inc. ("BZB") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $80,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $42,000 for director and officer liability insurance premiums. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into a trust fund (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $18,528,000 at June 30, 2006. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

                                          CHINA UNISTONE ACQUISITION
                                            CORPORATION

Dated: August 21, 2006

                                          /s/ James Z. Li
                                          -------------------------------------
                                          James Z. Li
                                          Chief Executive Officer

                                          /s/ James Preissler
                                          -------------------------------------
                                          James Preissler
                                          Chief Financial Officer and Secretary