Form 10QSB
period 2006-09-30
China Unistone Acquisition CORP
filed 2006-11-20
CIK 1294248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2006

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

      As of November 20, 2006, 4,200,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                                                            Page
                                                                            ----
Part I:  Financial Information:

        Item 1 -Financial Statements (Unaudited):

           Balance Sheet                                                      3

           Statement of Operations                                            4

           Statement of Stockholders' Equity                                  5

           Statement of Cash Flows                                            6

           Notes to Financial Statements                                      7

        Item 2 - Management's Discussion and Analysis or
                 Plan of Operation                                           13

        Item 3 - Controls and Procedures                                     15

Part II.  Other Information

        Item 2 - Unregistered Sales of Equity Securities and
                 Use of Proceeds                                             17

        Item 6 - Exhibits                                                    17

Signatures                                                                   18

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                                         Condensed Balance Sheet
================================================================================

                                                                                                 September 30,         December 31,
                                                                                                    2006                  2005
                                                                                                 (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
      Cash                                                                                       $     15,731          $     81,161
      Investments held in Trust Fund - at fair market value (Note 2)                               18,749,303            18,139,962
-----------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                               18,765,034            18,221,123

      Deferred Tax Asset                                                                              308,127               141,159
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 19,073,161          $ 18,362,282
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accrued expenses                                                                         $    360,339          $     20,000
        Deferred interest income                                                                      230,541               108,688
        Taxes payable                                                                                 473,789               188,225
        Note Payable - stockholder                                                                    121,947                    --
-----------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                1,186,616               316,913
-----------------------------------------------------------------------------------------------------------------------------------

Common stock, subject to possible conversion,                                                       3,517,241             3,517,241
    689,655 shares at conversion value (Note 2)
-----------------------------------------------------------------------------------------------------------------------------------

Commitment and Contingency

Stockholders' equity (Notes 2, 3 and 4)
      Preferred stock, $.0001 par value, Authorized                                                        --                    --
            1,000,000 shares; none issued
      Common stock, $.0001 par value
           Authorized 20,000,000 shares
           Issued and outstanding 4,200,000 shares                                                        420                   420
               (which includes 689,655 subject to possible conversion)
      Additional paid-in capital                                                                   14,780,819            14,780,819
      Deficit accumulated during the development stage                                               (411,935)             (253,111)
-----------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                                14,369,304            14,528,128
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $ 19,073,161          $ 18,362,282
===================================================================================================================================

          The accompanying notes should be read on conjunction with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Condensed Statement of Operations
                                                                     (unaudited)
================================================================================

                                                                                                                          For the
                                                                                                                        Period from
                                                       For the Three   For the Three   For the Nine    For the Nine     May 7, 2004
                                                        Months Ended   Months Ended    Months Ended    Months Ended   (inception) to
                                                        September 30,  September 30,   September 30,   September 30,   September 30,
                                                            2006            2005            2006            2005           2006
-----------------------------------------------------------------------------------------------------------------------------------
Income:
     Interest Income                                    $   176,849     $   115,060     $   487,826     $   291,921     $   929,364
-----------------------------------------------------------------------------------------------------------------------------------
Expenses:
      Investment advisory                                    35,000              --          45,942           7,000         103,342
      Tax expense                                             5,813          20,649          17,438          74,809          77,529
      Travel and entertainment                                   --          41,239          50,783         105,131         216,033
      Accounting expenses                                        --           5,188          34,894          10,188         124,826
      Rent expense                                           22,500          22,500          67,500          67,500         166,500
      Insurance expense                                       7,663          10,500          30,650          31,500          84,881
      Legal expense                                         120,589          18,211         272,274          20,598         323,741
      Formation, operating and bank costs                     5,900           5,356          26,010          14,759          57,765
-----------------------------------------------------------------------------------------------------------------------------------
                Total Expenses                              197,465         123,643         545,491         331,485       1,154,617
-----------------------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                  $   (20,616)    $    (8,583)    $   (57,665)    $   (39,564)    $  (225,253)

       Provision for income taxes                            36,761              --         101,159              --         186,682
-----------------------------------------------------------------------------------------------------------------------------------

Loss for the period                                     $   (57,377)    $    (8,583)    $  (158,824)    $   (39,564)    $  (411,935)
===================================================================================================================================

Loss per share basic and diluted
                                                        $     (0.01)    $     (0.00)    $     (0.04)    $     (0.01)    $     (0.12)

Weighted average shares outstanding                       4,200,000       4,200,000       4,200,000       4,200,000       3,408,925
-----------------------------------------------------------------------------------------------------------------------------------

          The accompanying notes should be read on conjunction with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                     Condensed Statement of Stockholders' Equity
================================================================================

                                                                                              Deficit
                                                                                            Accumulated
                                                         Common Stock        Addition       During the
                                                     -------------------      paid-in       Development
                                                       Shares     Amount      capital          Stage          Total
                                                     ---------    ------    ------------     ---------     -----------
Balance, May 7, 2004 (inception)                            --    $   --    $         --     $      --     $        --

Sale of 750,000 shares of common
  stock to initial stockholders as of
   May 7, 2004 at $.0333 per share                     750,000    $   75    $     24,925            --     $    25,000

Sale of 3,450,000 units, net of
  underwriters' discount and
  offering expenses (includes
  689,655 shares subject to
  possible conversion)                               3,450,000       345      18,273,035            --      18,273,380

Proceeds subject to possible
  conversion of 689,655 shares                              --        --      (3,517,241)           --      (3,517,241)

Proceeds from issuance of option                            --        --             100            --             100

Net loss for the period                                     --        --              --      (122,930)       (122,930)
                                                     ---------    ------    ------------     ---------     -----------

Balance, December 31, 2004                           4,200,000    $  420    $ 14,780,819     $(122,930)    $14,658,309
                                                     =========    ======    ============     =========     ===========

Net loss for the period                                     --        --              --      (130,181)       (130,181)
                                                     ---------    ------    ------------     ---------     -----------

Balance, December 31, 2005                           4,200,000    $  420    $ 14,780,819     $(253,111)    $14,528,128
                                                     =========    ======    ============     =========     ===========

Net loss for the nine months ended
  September 30, 2006 (unaudited)                            --        --              --      (158,824)       (158,824)
                                                     ---------    ------    ------------     ---------     -----------

Balance, September 30, 2006
  (unaudited)                                        4,200,000    $  420    $ 14,780,819     $(411,935)    $14,369,304
                                                     =========    ======    ============     =========     ===========
                                                     =================================================================

          The accompanying notes should be read on conjunction with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                               Condensed Statement of Cash Flows
                                                                     (unaudited)
================================================================================

                                                                                                                         For the
                                                                                                                        period from
                                                                           For the Nine          For the Nine           May 7, 2004
                                                                           Months Ended          Months Ended         (inception) to
                                                                           September 30,         September 30,         September 30,
                                                                               2006                  2005                  2006
-----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities
      Net loss                                                             $   (158,824)         $    (39,564)         $   (411,935)
      Adjustments to reconcile net loss to net cash
             used in operating activities
       Deferred taxes                                                          (166,968)                   --              (308,127)
      Interest earned on investments in trust                                  (609,341)             (363,549)           (1,154,303)
      Decrease in prepaid expenses                                                   --                40,501                    --
      Increase (decrease) in income tax payable                                 285,564               (23,739)              473,789
      Increase in deferred interest income                                      121,853                71,627               230,541
      Increase in accrued expenses                                              340,339                12,433               360,339
-----------------------------------------------------------------------------------------------------------------------------------
             Net cash used in operating activities                             (187,377)             (302,291)             (809,696)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
      Purchase of short term investments                                             --              (250,000)                   --
      Investment in Trust Fund                                                       --                    --           (17,595,000)
-----------------------------------------------------------------------------------------------------------------------------------
              Cash used in investing activities                                      --              (250,000)          (17,595,000)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
      Gross proceeds of public offering                                              --                    --            20,700,000
       Proceeds from sale of shares of common stock                                  --                    --                25,000
       Proceeds from issuance of option                                              --                    --                   100
       Proceeds from stockholder loans                                          121,947                    --               191,947
       Repayment of stockholder loans                                                --                    --               (70,000)
       Payment of costs of public offering                                           --              (124,781)           (2,426,620)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                             121,947              (124,781)           18,420,427
-----------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                            $    (65,430)         $   (677,072)         $     15,731
Cash at beginning of the period                                                  81,161               696,747                    --
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of the period                                                  $     15,731          $     19,675          $     15,731
===================================================================================================================================
Supplementary information:
Cash paid for taxes                                                        $         --          $     98,549          $     98,549
===================================================================================================================================

          The accompanying notes should be read on conjunction with the Unaudited Condensed Financial Statements

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

1.  Basis of Presentation     The financial statements at September 30, 2006 and
                              for the periods ended September 30, 2006 are unaudited. In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of China Unistone Acquisition
                              Corporation (the "Company") as of September 30,
                              2006, the results of its operations and cash flows for the three month period ended September 30, 2006 and the three month period ended September
                              30, 2005, the results of its operations and cash flows for the nine month period ended September
                              30, 2006, the nine month period ended September
                              30, 2005 and the period from May 7, 2004
                              (inception) through September 30, 2006 and its stockholders' equity for the three months ended
                              September 30, 2006 and May 7, 2004 (inception) to
                              September 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

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

                              The registration statement for the Company's initial public offering ("Offering") was declared effective November 18, 2004. The Company consummated the offering on November 24, 2004 and received net proceeds of approximately $18,273,000 (Note 3). The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business that has its primary operating facilities located in the People's Republic of China ("Business Combination"). Originally, an amount of approximately $17,595,000 of the net proceeds was being held in an interest-bearing trust account ("Trust Fund") until the earlier of
                              (i) the consummation of its first Business
                              Combination or (ii)

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded at its market value of approximately $18,749,000 at September 30, 2006. The remaining net proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

                              With respect to a Business Combination which if approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds of the Offering (19.99% of the amount originally held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet and 19.99% of the related interest earned on the Treasury Bill has been recorded as deferred interest.

                              The Company's Certificate of Incorporation provides for mandatory

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The Company has satisfied the extension criteria. There is no assurance that the Company will be able to successfully effect a Business Combination during this period. This factor raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering discussed in Note 3).

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

4.  Note Payable,             During the nine months ended September 30, 2006,
    Stockholder               the Company issued $121,947 in unsecured
                              promissory notes to Initial Stockholders, who are also officers. The note is repayable following the consummation of the Business Combination.

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

                                          China Unistone Acquisition Corporation
                                        (a corporation in the development stage)

                                         Notes to Unaudited Financial Statements

                              As of September 30, 2006, 7,350,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

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

                              The acquisitions by and the merger with Yucheng are both subject to approval by the Company's stockholders, and it is expected that the approval will be sought during the fourth quarter of 2006 at a special meeting called for that purpose. Consummation of the transactions will occur promptly thereafter, if approved.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

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

      For a more complete discussion of our proposed business combination, including the risk that are applicable to us with respect to our acquisition of Sihitech, see our Current Report on Form 8-K dated December 20, 2005 and filed with the SEC on December 27, 2005, as amended, and our preliminary joint proxy statement/prospectus for our Special Meeting of Stockholders filed with the SEC on September 8, 2006.

Results of Operations

      For the three months ended September 30, 2006, we had a net loss of $57,379, attributable to $22,500 expense for rent, $42,574 expense for income and franchise taxes, $155,589 expense for professional fees, $7,663 expense for officer liability insurance and $5,900 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended September 30, 2006, excluding deferred interest, was $176,849.

      For the three months ended September 30, 2005, we had a net loss of $8,583, after the effect of $22,500 expense for rent, $20,649 expense for income and franchise taxes, $5,188 expense for professional fees, $10,500 expense for officer liability insurance, $41,239 expense income and franchise for travel, $18,211 expense for legal fees and $5,356 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended September 30, 2005 was $115,060.

      For the nine months ended September 30, 2006, we had a net loss of $158,824, attributable to $67,500 expense for rent, $118,597 expense for income and franchise taxes, $353,110 expense for professional fees, $30,650 expense for officer liability insurance, $50,783 expense for travel and $26,010 for other expenses. Interest income on the trust fund investment and short-term investments for the three months ended September 30, 2006, excluding deferred interest, was $487,826.

      For the nine months ended September 30, 2005, we had a net loss of $39,564, attributable to $67,500 expense for rent, $74,809 expense for income and franchise taxes, $10,188 expense for professional fees, $31,500 expense for officer liability insurance, $105,131 expense for travel, $20,598 expense for legal fees and $14,759 for other expenses. Interest income on the trust fund investment and short-term investments for the nine months ended September 30, 2005 was $291,921.

      For the period from May 7, 2004 (inception) through September 30, 2006, we had a net loss of $411,935, attributable to $166,500 expense for rent, $264,211 expense for income and franchise taxes, $551,909 expense for professional fees, $84,881 expense for officer liability insurance, $216,033 expense for travel and $57,765 for other expenses. Interest income on the trust fund investment and short-term investments for the period May 7, 2004 (inception) to the period ended September 30, 2006, excluding deferred interest, was $929,364.

      We consummated our initial public offering on November 24, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $20,700,000. We paid a total of $1,656,000 in underwriting discounts and commissions, and approximately $771,000 was paid for costs and expenses related to the offering, including $360,000 for the underwriters' non-accountable expense allowance of 2% of the gross proceeds. After deducting the underwriting discounts and commission and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into the trust (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $18,749,000 at September 30, 2006. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund, as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through November 24, 2006, assuming that a business combination is not consummated during that time. From November 24, 2004 through November 24, 2006, we anticipate approximately $180,000 for the administrative fee payable to BZB Leasing, Inc. ("BZB") ($7,500 per month for two years), $150,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $80,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $42,000 for director and officer liability insurance premiums. We may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

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

      As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

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

      After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $18,273,000, of which $17,595,000 was originally deposited into a trust fund (or $5.10 per share sold in the offering). This amount has been invested in a Treasury Bill. The Treasury Bill has been accounted for as a trading security, which is recorded as its market value of approximately $18,749,000 at September 30, 2006. The remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

Dated: November 20, 2006

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